Form 10-Q
period 1996-03-31
COPLEY REALTY INCOME PARTNERS 2
filed 1996-05-14
CIK 809765

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1996    Commission File Number 0-17810



                        COPLEY REALTY INCOME PARTNERS 2;
                              A LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


     Massachusetts                         04-2742008
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

     399 Boylston Street, 13th Fl.
     Boston, Massachusetts                   02116
(Address of principal executive offices)   (Zip Code)

               Registrant's telephone number, including area code:
                                 (617) 578-1200



Former name, former address and former fiscal year if changed since last report


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                              Yes  X    No  ___

                        COPLEY REALTY INCOME PARTNERS 2;
                              A LIMITED PARTNERSHIP

                                    FORM 10-Q


                        FOR QUARTER ENDED MARCH 31, 1996


                                     PART I


                             FINANCIAL INFORMATION

BALANCE SHEET
(Unaudited)

                                March 31, 1996   December 31, 1995
                                --------------   -----------------

Assets
Real estate investments:
 Property, net                       $13,254,804   $ 13,422,112
 Joint ventures                        3,732,969      4,085,073
                                     -----------   ------------
                                      16,987,773     17,507,185

Cash and cash equivalents              1,849,383      1,934,364
Short-term investments                 2,114,037      1,682,508
                                     -----------   ------------
                                     $20,951,193   $ 21,124,057
                                     ============  ============


Liabilities and Partners' Capital

Accounts payable                     $    28,077   $     70,332
                                     ------------  ------------
Total liabilities                         28,077         70,332
                                     ------------  ------------



Partners' capital (deficit):
 Limited partners ($1,000 per unit;
  100,000 units authorized, 32,848
  units issued and outstanding)       21,004,332     21,133,635
 General partners                        (81,216)       (79,910)
                                     ------------  ------------
Total partners' capital               20,923,116     21,053,725
                                     ------------  ------------
                                     $20,951,193   $ 21,124,057
                                     ============  ============

                (See accompanying notes to financial statements)

STATEMENT OF OPERATIONS (Unaudited)

                                         Quarter ended March 31,
                                            1996          1995
                                           -----          ----
Investment Activity
Property rentals                      $    401,471   $    376,033
Depreciation and amortization             (201,370)      (197,589)
Property operating expenses                (55,561)       (86,444)
                                      -------------  -------------
                                           144,540         92,000


Joint venture earnings                      54,091         51,101

Investment valuation allowance            (350,000)         -
                                      -------------  -------------
 Total real estate operations             (151,369)       143,101

Interest on cash equivalents
 and short-term investments                 47,636         28,224
                                      -------------  -------------

 Total investment activity                (103,733)       171,325
                                      -------------  -------------

Portfolio Expenses

General and administrative                  26,876         32,577
                                      -------------  -------------


Net income (loss)                     $   (130,609)  $    138,748
                                      =============  =============

Net income (loss) per weighted
 average limited partnership unit     $      (3.94)  $       4.18
                                      =============  =============

Weighted average number of limited
 partnership units outstanding
 during the period                          32,848         32,848
                                      =============  =============

          (See accompanying notes to financial statements)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                             Quarter ended March 31,
                             ------------------------
                             1996                1995
                             ----                ----

                   General     Limited     General        Limited
                   Partners    Partners    Partners       Partners
                  ---------    --------    --------       --------
Balance at
  beginning
  of period       $(79,910) $21,133,635   $  (93,010)  $19,836,746

Net income (loss)   (1,306)    (129,303)       1,387       137,361
                   --------    ---------    ---------    ----------

Balance at end
  of period       $(81,216) $21,004,332   $  (91,623)  $19,974,107
                  =========   ==========   ==========   ==========


                (See accompanying notes to financial statements)

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)

                                             Quarter ended March 31,
                                            ------------------------
                                                1996         1995
                                            ----------     ---------

Net cash provided by operating activities   $  346,275    $  304,558
                                             ----------    ----------

Cash flows from investing activities:
  Increase in short-term investments, net     (431,256)     (318,190)
  Investment in property                         -           (82,108)
                                             ----------     ---------
    Net cash used in investing activities     (431,256)     (400,298)
                                             ----------    ----------

Net decrease in cash and cash
  equivalents                                  (84,981)      (95,740)

Cash and cash equivalents:
  Beginning of period                        1,934,364     1,560,873
                                             ----------    ----------

  End of period                             $1,849,383    $1,465,133
                                             ==========    ==========

                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)


     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 1996 and December 31, 1995 and the results of its operations, its cash flows and changes in partners' capital (deficit) for the interim periods ended March 31, 1996 and 1995. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1995 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.


NOTE 1 - ORGANIZATION AND BUSINESS

     Copley Realty Income Partners 2; A Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly-constructed and existing income-producing real properties. The Partnership commenced operations in October 1987, and acquired the three real estate investments it currently owns prior to the end of 1988. The Partnership intended to dispose of its investments within nine years of their acquisition, and then liquidate; however, the managing general partner expects to extend the investment period at least into 1998, having determined it to be in the best interest of the limited partners.


NOTE 2 - PROPERTY

     The partnership's investment in property consists of an industrial building in Rancho Dominguez, California, and a research and development building in La Mirada, California. The following is a summary of the Partnership's investment in property:

                                 March 31, 1996 December 31, 1995
                                 -------------  -----------------
Land                               $7,339,344   $ 7,339,344
Buildings and improvements         12,235,440    12,235,440
Accumulated depreciation           (3,145,237)   (2,971,596)
Investment valuation allowance     (4,200,000)   (4,200,000)
                                   ------------ ------------
                                   12,229,547    12,403,188


Other net assets                    1,151,339     1,181,139
Accrued environmental
   clean-up costs                    (126,082)     (162,215)
                                   ------------ ------------
                                   $13,254,804  $13,422,112
                                   ============ ============

     As a result of a protracted vacancy period and reduced expectations for rental rates over the Partnership's investment horizon, the managing general partner determined during 1993 that the carrying value of the La Mirada investment exceeded its estimated net realizable value. Consequently, the carrying value has been reduced by a total of $4,200,000.


NOTE 3 - REAL ESTATE JOINT VENTURES

     The following summaries of assets and liabilities and of results of operations relate to the Medlock Oaks joint venture.

                             Assets and Liabilities
                            ------------------------

                                 March 31, 1996  December 31, 1995
                                 --------------  -----------------
Assets
  Real property, at cost less
     accumulated depreciation of
     $2,525,554 and $2,425,096      $   8,005,977  $    8,103,524
  Other                                   403,375         270,575
                                     ------------    ------------
                                        8,409,352       8,374,099

Liabilities                                83,726          49,817
                                     ------------    ------------

Net assets                          $   8,325,626  $    8,324,282
                                     ============    ============


                              Results of Operations
                              ---------------------

                                Quarter Ended March 31,
                                -----------------------
                                    1996          1995
                                   ------        ------

Revenue
     Rental income             $    320,174   $      303,942
     Other                              588            1,318
                               -------------    ------------
                                    320,762          305,260
                               -------------    ------------


Expenses
     Depreciation and
       amortization                 111,867          107,542
     Operating expenses              79,907           75,683
                               -------------   -------------
                                    191,774          183,225
                               -------------   -------------

Net income                     $    128,988   $      120,035
                               =============   =============

Liabilities and expenses exclude amounts owed and attributable to the Partnership and its affiliate on behalf of their various financing arrangements with the joint venture.

Management's Discussion and Analysis of Financial Condition and
- - ---------------------------------------------------------------
Results of Operations
- - ---------------------


Liquidity and Capital Resources
- - -------------------------------

     The Partnership completed its offering of units of limited partnership interest in April 1988, and a total of 32,997 units were sold. The Partnership received proceeds of $29,379,522, net of selling commissions and other offering costs, which have been invested in real estate, used to pay related acquisition costs or retained as working capital reserves.

     At March 31, 1996, the Partnership had $3,963,420 in cash, cash equivalents and short-term investments, which will primarily be used for working capital reserves. As a result of the poor performance of two of the Partnership's investments over the past several years and the uncertainty as to the timing of recovery, the managing general partner determined that it has been, and continues to be, prudent to augment working capital reserves. The Partnership did not make any cash distributions to the partners during the three year period from the third quarter of 1990 through the second quarter of 1993. Distributions of cash from operations to the partners were resumed from the third quarter of 1993 through the first quarter of 1994, when the managing general partner again suspended operating cash distributions as a result of the additional uncertainty concerning the Partnership's future cash flow from the Rancho Dominguez investment.

     The Partnership maintains a fund for the purpose of repurchasing limited partnership units. Two percent of cash flow, as defined, is designated for this fund which had a balance of approximately $600 at March 31, 1996 and December 31, 1995. Through March 31, 1996, the Partnership had repurchased 149 limited partnership units for an aggregate cost of $135,921.

     The carrying value of real estate investments in the financial statements at March 31, 1996 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale, which is the case for the Medlock Oaks property. Carrying value may be greater or less than current appraised value. The aggregate appraised value of the Partnership's investments was less than their aggregate carrying value by $1,400,000 at March 31, 1996. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor, Copley Real Estate Advisors, Inc., and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations
- - ---------------------

     Form of Real Estate Investments

     The Dominguez and La Mirada investments are wholly-owned by the Partnership. The Medlock Oaks investment is structured as a joint venture with an affiliate of the Partnership.

     Operating Factors

     At Medlock Oaks, occupancy increased to 98% during the first quarter of 1996. (Occupancy was 95% at December 31, 1995, and 93% at March 31, 1995.) Based on a contemplated sales transaction, the managing general partner has refined its estimate of the fair market value of this investment. Accordingly, the carrying value was reduced by $350,000 through a charge to operations in the first quarter of 1996.

     The Rancho Dominguez property is 100% leased to a single tenant. During the second quarter of 1994, the tenant notified the Partnership that it was experiencing financial difficulty and desired to restructure its lease. A lease amendment was executed during 1995, retroactive to January 1, 1995, which provided for a two-year extension of the lease and the deferral of 1995 rental payments totaling $400,000. The deferred amount would be payable based upon the tenant's achieving a specified level of operating revenues. Since this threshold was not achieved, the deferral was permanently abated. In December 1995, the tenant's former parent company, which had guaranteed the lease, paid the Partnership $275,000 in full satisfaction of its obligations under the guarantee, which was recorded as rental revenue in 1995. The tenant paid rent based on the reduced rate through March 31, 1996, but has not paid rent for April and May as the Partnership is currently negotiating with the tenant to further restructure or buy out their lease. Environmental remediation continues at this property due to contamination by a former tenant. The remediation is expected to be completed during 1996, the cost of which has been previously accrued.

     The La Mirada investment had been vacant from August 1990 through January 1994, and has been fully occupied under a long term lease since January 1, 1995. As a result of the protracted vacancy period and weakness in the local market which had depressed rental rates, the managing general partner determined in 1993 that the carrying value of the La Mirada building exceeded its net realizable value. The carrying value was reduced by $3,000,000 in 1993. Due to a further deterioration in market conditions, the carrying value was further reduced by $1,200,000 in 1994.

     Investment Results

     Interest on cash equivalents and short-term investments increased by approximately $19,000, or 69%, between the first three months of 1995 and 1996, as a result of an increase in the average investment balance, partially offset by a decrease in interest rates. The growth in the investment balance is consistent with the objective of increasing working capital reserves.

     Exclusive of the valuation allowance on the Medlock Oaks investment in 1996, total real estate operations for the first three months of 1996 increased by $55,530, or 39% as compared to the respective prior year period. Rentals at La Mirada increased approximately $24,000 and property operating expenses decreased by $30,000 due to a decline in maintenance expenses and lower property taxes. Joint venture earnings from the Medlock Oaks investment also increased between the respective periods.

     Net income, prior to the valuation allowance, for the three months ended March 31, 1996 increased by approximately $81,000 as compared to the corresponding period of 1995, while cash provided by operations increased by approximately $42,000. The difference is due primarily to the timing of cash distributions from the Medlock Oaks joint venture.


     Portfolio Expenses

     General and administrative expenses primarily consist of real estate appraisal, legal, accounting, printing and servicing agent fees. These expenses decreased by approximately $6,000, or 18%, between the first three months of 1995 and 1996, due to decreased legal and professional fees.

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. Due to the suspension of cash distributions, no management fee expense has been incurred since the first quarter of 1994.

                        COPLEY REALTY INCOME PARTNERS 2;
                              A LIMITED PARTNERSHIP


                                    FORM 10-Q


                        FOR QUARTER ENDED MARCH 31, 1996


                                     PART II


                                OTHER INFORMATION





Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits:   None.

               b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                  SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            COPLEY REALTY INCOME PARTNERS 2; A LIMITED
                            PARTNERSHIP
                                             (Registrant)



May 14, 1996
                             /s/ Peter P. Twining
                             -------------------------------
                               Peter P. Twining
                               Managing Director and General Counsel
                               of Managing General Partner,
                               Second Income Corp.



May 14, 1996
                            /s/ Daniel C. Mackowiak
                            --------------------------------
                              Daniel C. Mackowiak
                              Principal Financial and Accounting
                              Officer of Managing General Partner,
                              Second Income Corp.