Form 10-Q
period 1996-06-30
COPLEY REALTY INCOME PARTNERS 2
filed 1996-08-15
CIK 809765

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1996         Commission File Number 0-17810



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

                                    FORM 10-Q


                         FOR QUARTER ENDED JUNE 30, 1996


                                     PART I


                               FINANCIAL INFORMATION

BALANCE SHEET
(Unaudited)

                                     June 30, 1996   December 31, 1995
                                     --------------  -----------------

Assets
Real estate investments:
 Property, net                           $ 11,673,154    $  13,422,112
 Joint ventures                             3,619,074        4,085,073
                                          -----------     ------------
                                           15,292,228       17,507,185

Cash and cash equivalents                   3,507,049        1,934,364
Short-term investments                        982,611        1,682,508
                                          -----------     ------------
                                         $ 19,781,888    $  21,124,057
                                          ===========     ============


Liabilities and Partners' Capital

Accounts payable                         $     36,872    $      70,332
Accrued management fee                         41,019            -
                                          -----------     ------------
Total liabilities                              77,891           70,332
                                          -----------     ------------


Partners' capital (deficit):
 Limited partners ($1,000 per unit;
  100,000 units authorized, 32,848
  units issued and outstanding)            19,797,404       21,133,635
 General partners                            (93,407)         (79,910)
                                         ------------     ------------
Total partners' capital                    19,703,997       21,053,725
                                         ------------     ------------
                                         $ 19,781,888    $  21,124,057
                                         ============     ============

                (See accompanying notes to financial statements)

STATEMENT OF OPERATIONS (Unaudited)

                                    Quarter Ended    Six Months Ended    Quarter Ended      Six Months Ended
                                    June 30, 1996     June 30, 1996      June 30, 1995       June 30, 1995
                                    -------------    ----------------    -------------      ---------------

Investment Activity
Property rentals                    $   380,031       $    781,502       $    450,112       $     826,145
Depreciation and amortization          (201,374)          (402,744)          (198,495)           (396,084)
Property operating expenses             (41,096)           (96,657)           (44,993)           (131,437)
                                    -------------     -------------      --------------     --------------
                                        137,561            282,101            206,624             298,624


Joint venture earnings                   63,451            117,542             52,933             104,034
Lease termination fee                 1,600,000          1,600,000              -                   -
Investment valuation allowance       (3,000,000)        (3,350,000)             -                   -
                                    -------------     -------------      --------------     --------------
 Total real estate operations        (1,198,988)        (1,350,357)           259,557             402,658

Interest on cash equivalents
 and short-term investments              53,674            101,310             34,198              62,422
                                    -------------     -------------      --------------      -------------

 Total investment activity           (1,145,314)        (1,249,047)           293,755             465,080
                                    -------------     -------------      --------------      -------------

Portfolio Expenses


Management fee                           41,019             41,019              -                   -
General and administrative               32,786             59,662             31,183              63,760
                                    -------------     -------------      -------------       -------------
                                         73,805            100,681             31,183              63,760
                                    -------------     -------------      -------------       -------------



Net income (loss)                   $(1,219,119)      $ (1,349,728)      $    262,572       $     401,320
                                    =============     =============      ==============     ==============

Net income (loss) per
 limited partnership unit           $    (36.74)      $     (40.68)      $       7.91       $       12.10
                                    =============     =============      ==============     ==============

Number of limited partnership
 units outstanding during
 the period                              32,848             32,848             32,848              32,848
                                    =============     =============      ==============     ==============

              (See accompanying notes to financial statements)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                          Quarter Ended             Six Months Ended            Quarter Ended             Six Months Ended
                          June 30, 1996              June 30, 1996              June 30, 1995              June 30, 1995
                      ----------------------     ---------------------      ---------------------     -----------------------

                      General       Limited      General      Limited       General      Limited        General     Limited
                      Partners      Partners     Partners     Partners      Partners     Partners       Partners    Partners
                     ---------      --------     --------     --------     ---------    ---------      ----------  ---------
Balance at beginning
  of period          $(81,216)   $21,004,332    $(79,910)   $21,133,635    $ (91,623)   $19,974,107  $  (93,010)    $19,836,746

Net income (loss)     (12,191)    (1,206,928)    (13,497)   (1,336,231)        2,626      259,946         4,013         397,307
                     ---------     ----------   ----------  -----------    -----------  ------------ -------------  -----------

Balance at end of
  period             $(93,407)   $19,797,404    $(93,407)   $19,797,404    $ (88,997)   $20,234,053  $  (88,997)    $20,234,053
                     =========     ==========   ==========  ===========    ===========  ============ =============  ===========

                (See accompanying notes to financial statements)

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)

                                              Six Months Ended June 30,
                                              -------------------------
                                                 1996          1995
                                                --------     ---------

Net cash provided by operating activities    $  894,841    $   704,103
                                              ----------     ----------

Cash flows from investing activities:
  Decrease (increase) in short-term
    investments, net                            677,844       (512,929)
  Investment in property                          -           (115,194)
                                              ----------      ---------
    Net cash provided by (used in)
      investing activities                      677,844       (628,123)
                                              ----------     ----------

Net increase in cash and cash
  equivalents                                 1,572,685         75,980

Cash and cash equivalents:
  Beginning of period                         1,934,364      1,560,873
                                              ----------     ----------

  End of period                              $3,507,049    $ 1,636,853
                                              ==========     ==========

                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)


     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1996 and December 31, 1995 and the results of its operations, its cash flows and changes in partners' capital (deficit) for the interim periods ended June 30, 1996 and 1995. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1995 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.


NOTE 1 - ORGANIZATION AND BUSINESS
- ----------------------------------

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

NOTE 2 - PROPERTY
- -----------------

     The partnership's investment in property consists of an industrial building in Rancho Dominguez, California, and a research and development building in La Mirada, California. The following is a summary of the Partnership's investment in property:

                                       June 30, 1996    December 31, 1995
                                       -------------    -----------------
Land                                     $ 7,339,344      $ 7,339,344
Buildings and improvements                12,235,440       12,235,440
Accrued lease termination fee              1,600,000            -
Accumulated depreciation                  (3,318,878)      (2,971,596)
Investment valuation allowance            (7,200,000)      (4,200,000)
                                          -----------      -----------
                                          10,655,906       12,403,188


Other net assets                           1,126,831        1,181,139
Accrued environmental clean-up costs        (109,583)        (162,215)
                                          -----------      -----------
                                         $11,673,154      $13,422,112
                                          ===========      ===========

     As a result of a protracted vacancy period and reduced expectations for rental rates over the Partnership's investment horizon, the managing general partner determined during 1993 that the carrying value of the La Mirada investment exceeded its estimated net realizable value. Consequently, the carrying value has been reduced by a total of $4,200,000.

     In the second quarter of 1996, the Partnership restructured the lease with the sole tenant at the Rancho Dominguez property. The remaining lease term was shortened to eighteen months and the rental rate was reduced, in consideration for which the tenant agreed to pay two lump sum amounts: one for $1,250,000 in July 1996, and another for $350,000 at the termination of the lease. The final payment is secured by a letter of credit issued by a California bank. As a result of new lease terms and current market conditions, the managing general partner determined that the carrying value of the Rancho Dominguez property exceeded its estimated fair market value. Accordingly, the carrying value has been reduced. The net result of the lease modification and attendant adjustment to investment carrying value is a charge of $1,400,000 in the second quarter of 1996. The decrease in estimated fair market value is $3,000,000 which is presented as an investment valuation allowance, while the lease termination fee of $1,600,000 is recognized as revenue.


NOTE 3 - REAL ESTATE JOINT VENTURES
- -----------------------------------

     The following summaries of assets and liabilities and of results of operations relate to the Medlock Oaks joint venture.

                             Assets and Liabilities
                            ------------------------

                                      June 30, 1996   December 31, 1995
                                     --------------   -----------------
Assets
  Real property, at cost less
     accumulated depreciation of
     $2,627,390 and $2,425,096           $ 7,904,142   $   8,103,524
  Other                                      260,752         270,575
                                          -----------    -----------
                                           8,164,894       8,374,099

Liabilities                                   97,904          49,817
                                          -----------    -----------

Net assets                               $ 8,066,990   $   8,324,282
                                          ===========    ===========

                              Results of Operations
                              ---------------------

                                         Six Months Ended June 30,
                                         --------------------------
                                             1996            1995
                                            ------          ------

  Revenue
       Rental income                  $      647,972   $    611,358
       Other                                   1,116          2,135
                                        -------------   ------------
                                             649,088        613,493
                                        -------------   ------------


  Expenses
       Depreciation and amortization         222,809        215,084
       Operating expenses                    146,537        150,082
                                        -------------  -------------
                                             369,346        365,166
                                        -------------  -------------

  Net income                          $      279,742   $    248,327
                                        =============  =============

Liabilities and expenses exclude amounts owed and attributable to the Partnership and its affiliate on behalf of their various financing arrangements with the joint venture.

NOTE 4 - SUBSEQUENT EVENT
- -------------------------

     Distributions of cash from operations relating to the quarter ended June 30, 1996 were made on July 25, 1996 in the aggregate amount of $414,747 ($12.50 per limited partnership unit).

Management's Discussion and Analysis of Financial Condition and
- ---------------------------------------------------------------
Results of Operations
- ---------------------


Liquidity and Capital Resources
- -------------------------------

     The Partnership completed its offering of units of limited partnership interest in April 1988, and a total of 32,997 units were sold. The Partnership received proceeds of $29,379,522, net of selling commissions and other offering costs, which have been invested in real estate, used to pay related acquisition costs or retained as working capital reserves.

     At June 30, 1996, the Partnership had $4,489,660 in cash, cash equivalents and short-term investments, of which $414,747 was used for cash distributions to partners on July 25, 1996; the remainder is being retained for working capital reserves. As a result of the poor performance of two of the Partnership's investments over the past several years and the uncertainty regarding future performance, the managing general partner determined that it was prudent to augment working capital reserves. The Partnership did not make any cash distributions to the partners during the three-year period from the third quarter of 1990 through the second quarter of 1993. Distributions of cash from operations to the partners were resumed from the third quarter of 1993 through the first quarter of 1994, when the managing general partner again suspended operating cash distributions as a result of the additional uncertainty concerning the Partnership's future cash flow from the Rancho Dominguez investment. As a result of the attainment of an adequate level of cash reserves, and the restructuring of the Rancho Dominguez lease during the second quarter of 1996, the managing general partner has resumed distributions of cash from operations, effective this second quarter, at an annualized rate of 5.0% on a capital contribution of $1,000 per unit. The source of future liquidity and cash distributions to partners will be cash generated by the Partnership's real estate and short-term investments.

     The Partnership maintains a fund for the purpose of repurchasing limited partnership units. Two percent of cash flow, as defined, is designated for this fund which had a balance of approximately $600 at June 30, 1996 and December 31, 1995. Through June 30, 1996, the Partnership had repurchased 149 limited partnership units for an aggregate cost of $135,921.

     The carrying value of real estate investments in the financial statements at June 30, 1996 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. The appraised value of two of the Partnership's investments approximated their carrying value at June 30, 1996. The appraised value of the Partnership's remaining investment was $300,000 less than its carrying value. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor, Copley Real Estate Advisors, Inc., and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations
- ---------------------

     Form of Real Estate Investments

     The Dominguez and La Mirada investments are wholly-owned by the Partnership. The Medlock Oaks investment is structured as a joint venture with an affiliate of the Partnership.

     Operating Factors

     At Medlock Oaks, occupancy remained at 98% during the second quarter of 1996. (Occupancy was 95% at December 31, 1995, and 97% at June 30, 1995.) Based on a then contemplated sales transaction, the managing general partner revised its estimate of the fair market value of this investment in the first quarter of 1996. Accordingly, the carrying value was reduced by $350,000 through a charge to operations.

     The Rancho Dominguez property is 100% leased to a single tenant. During the second quarter of 1994, the tenant notified the Partnership that it was experiencing financial difficulty and desired to restructure its lease. A lease amendment was executed during 1995, retroactive to January 1, 1995, which provided for a two-year extension of the lease and the deferral of 1995 rental payments totaling $400,000. The deferred amount would be payable based upon the tenant's achieving a specified level of operating revenues. Since this threshold was not achieved, the deferral was permanently abated. In December 1995, the tenant's former parent company, which had guaranteed the lease, paid the Partnership $275,000 in full satisfaction of its obligations under the guarantee, which was recorded as rental revenue in 1995. The tenant paid rent based on the reduced rate through June 30, 1996. During the second quarter of 1996, the Partnership further restructured the lease. The remaining lease term was shortened to eighteen months and the rental rate was reduced, in consideration for which the tenant agreed to pay two lump sum amounts: one for $1,250,000 in July 1996, and another for $350,000 at the termination of the lease. The final payment is secured by a letter of credit issued by a California bank. As a result of new lease terms and current market conditions, the managing general partner determined that the carrying value of the Rancho Dominguez property exceeded its estimated fair market value. Accordingly, the carrying value has been reduced. The net result of the lease modification and attendant adjustment to investment carrying value is a charge of $1,400,000 in the second quarter of 1996. The decrease in estimated fair market value is $3,000,000 which is presented as an investment valuation allowance, while the lease termination fee of $1,600,000 is recognized as revenue. Environmental remediation continues at this property due to contamination by a former tenant. The remediation is expected to be completed during 1996, the cost of which has been previously accrued.

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

     Investment Results

     Interest on cash equivalents and short-term investments increased by approximately $39,000, or 62%, between the first six months of 1995 and 1996, as a result of an increase in average investment balances, partially offset by a decrease in interest rates. The growth in the investment balance is consistent with the objective of increasing working capital reserves.

     Exclusive of the valuation allowances on the Medlock Oaks and Rancho Dominguez investments in 1996 and the lease termination fee on Rancho Dominguez, total real estate operations for the first six months of 1996 were virtually unchanged compared to the respective prior year period. Operating results improved at Rancho Dominguez and Medlock Oaks by $6,000 and $14,000, respectively, offset by a decrease of $24,000 at La Mirada.

     Cash provided by operations increased by approximately $191,000 between the first six months of 1996 and 1995. The difference is greater than the changes in investment results due primarily to the timing of cash distributions from the Medlock Oaks joint venture, as well as decreases in working capital items.


     Portfolio Expenses

     General and administrative expenses primarily consist of real estate appraisal, legal, accounting, printing and servicing agent fees. These expenses decreased by approximately $4,000, or 6%, between the first six months of 1995 and 1996, primarily due to decreased legal fees.

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. The management fee in 1996 relates to the resumption of operating cash distributions in the second quarter as discussed above.

                        COPLEY REALTY INCOME PARTNERS 2;
                              A LIMITED PARTNERSHIP


                                    FORM 10-Q


                         FOR QUARTER ENDED JUNE 30, 1996


                                     PART II


                                OTHER INFORMATION





Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits:   None.

               b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                 SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            COPLEY REALTY INCOME PARTNERS 2;
                            A LIMITED PARTNERSHIP
                            (Registrant)



August 14, 1996
                             /s/ Peter P. Twining
                             -------------------------------
                               Peter P. Twining
                               Managing Director and General Counsel
                               of Managing General Partner,
                               Second Income Corp.



August 14, 1996
                            /s/ Daniel C. Mackowiak
                            --------------------------------
                              Daniel C. Mackowiak
                              Principal Financial and Accounting
                              Officer of Managing General Partner,
                              Second Income Corp.