Form 10-Q
period 1996-09-30
COPLEY REALTY INCOME PARTNERS 2
filed 1996-11-13
CIK 809765

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1996    Commission File Number 0-17810



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

                                    FORM 10-Q


                      FOR QUARTER ENDED SEPTEMBER 30, 1996


                                     PART I


                               FINANCIAL INFORMATION

BALANCE SHEET
(Unaudited)

                                    September 30, 1996  December 31, 1995
                                    ------------------  -----------------

Assets
Real estate investments:
 Property, net                           $   10,239,818   $   13,422,112
 Joint ventures                               3,594,627        4,085,073
                                            -----------     ------------
                                             13,834,445       17,507,185

Cash and cash equivalents                     4,730,405        1,934,364
Short-term investments                          996,192        1,682,508
                                            -----------     ------------
                                         $   19,561,042   $   21,124,057
                                            ===========     ============


Liabilities and Partners' Capital

Accounts payable                         $       54,106   $       70,332
Accrued management fee                           41,019            -
                                            -----------     ------------
Total liabilities                                95,125           70,332
                                            -----------     ------------


Partners' capital (deficit):
 Limited partners ($1,000 per unit;
  100,000 units authorized, 32,848
  units issued and outstanding)              19,561,705       21,133,635
 General partners                              (95,788)         (79,910)
                                           ------------     ------------
Total partners' capital                      19,465,917       21,053,725
                                           ------------     ------------
                                         $   19,561,042   $   21,124,057
                                           ============     ============

                (See accompanying notes to financial statements)

STATEMENT OF OPERATIONS (Unaudited)

                                        Quarter Ended      Nine Months Ended       Quarter Ended       Nine Months Ended
                                      September 30, 1996   September 30, 1996    September 30, 1995    September 30, 1995
                                      ------------------   ------------------    ------------------    ------------------
Investment Activity

Property rentals                       $     353,676         $    1,135,178         $     401,126        $    1,227,271
Depreciation and amortization               (201,369)              (604,113)             (199,628)             (595,712)
Property operating expenses                  (39,627)              (136,284)              (54,506)             (185,943)
                                        -------------          -------------        --------------        --------------
                                             112,680                394,781               146,992               445,616


Joint venture earnings                        60,105                177,647                52,060               156,094
Lease termination fee                          -                  1,600,000                 -                     -
Investment valuation allowance                 -                 (3,350,000)                -                     -
                                        -------------          -------------        --------------        --------------
 Total real estate operations                172,785             (1,177,572)              199,052               601,710

Interest on cash equivalents
 and short-term investments                   74,888                176,198                40,597               103,019
                                        -------------          -------------        --------------         -------------

 Total investment activity                   247,673             (1,001,374)              239,649               704,729
                                        -------------          -------------        --------------         -------------

Portfolio Expenses


Management fee                                41,019                 82,038                 -                     -
General and administrative                    29,987                 89,649                28,980                92,740
                                        -------------          -------------         -------------         -------------
                                              71,006                171,687                28,980                92,740
                                        -------------          -------------         -------------         -------------

Net income (loss)                      $     176,667         $   (1,173,061)        $     210,669        $      611,989
                                        =============          =============        ==============        ==============

Net income (loss) per
 limited partnership unit              $        5.32         $       (35.35)        $        6.35        $        18.44
                                        =============          =============        ==============        ==============

Cash distributions per limited
 partnership unit                      $       12.50         $        12.50         $       -            $        -
                                        =============          =============        ==============        ==============

Number of limited partnership
 units outstanding during
 the period                                   32,848                 32,848                32,848                32,848
                                        =============          =============        ==============        ==============

                                   (See accompanying notes to financial statements)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                          Quarter Ended            Nine Months Ended            Quarter Ended            Nine Months Ended
                        September 30, 1996         September 30, 1996         September 30, 1995         September 30, 1995
                      ----------------------     ---------------------      ---------------------     -----------------------

                      General       Limited      General      Limited       General      Limited        General     Limited
                      Partners      Partners     Partners     Partners      Partners     Partners       Partners    Partners
                     ---------      --------     --------     --------     ---------    ---------      ----------  ---------
Balance at
  beginning
  of period          $(93,407)   $19,797,404    $(79,910)   $21,133,635    $ (88,997)   $ 20,234,053   $(93,010)   $ 19,836,746

Cash distributions     (4,147)      (410,600)     (4,147)     (410,600)        -               -          -               -

Net income (loss)       1,766        174,901     (11,731)   (1,161,330)        2,107         208,562      6,120         605,869
                     ---------     ----------   ----------  -----------    -----------    -----------  ----------    -----------

Balance at end of
  period             $(95,788)   $19,561,705    $(95,788)   $19,561,705    $ (86,890)   $ 20,442,615   $(86,890)   $ 20,442,615
                     =========     ==========   ==========  ===========    ===========    ===========  ==========    ===========

                (See accompanying notes to financial statements)

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)

                                          Nine Months Ended September 30,
                                          -------------------------------
                                                1996            1995
                                               --------       ---------

Net cash provided by operating
  activities                               $   2,532,944    $  1,126,801
                                               ----------      ----------

Cash flows from investing activities:
  Decrease in short-term
    investments, net                             677,844          81,874
  Investment in property                           -            (156,772)
                                               ----------       ---------
    Net cash provided by (used in)
      investing activities                       677,844         (74,898)
                                               ----------      ----------

Cash flows from financing activities:
  Distributions to partners                     (414,747)          -
                                               ----------      ----------

    Net cash used in financing activity         (414,747)          -
                                                ---------      ----------

Net increase in cash and cash
  equivalents                                  2,796,041       1,051,903

Cash and cash equivalents:
  Beginning of period                          1,934,364       1,560,873
                                               ----------      ----------

  End of period                            $   4,730,405    $  2,612,776
                                               ==========      ==========


                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)


     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1996 and December 31, 1995 and the results of its operations, its cash flows and changes in partners' capital (deficit) for the interim periods ended September 30, 1996 and 1995. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1995 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.


NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

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

NOTE 2 - PROPERTY
-----------------

     The Partnership's investment in property consists of an industrial building in Rancho Dominguez, California, and a research and development building in La Mirada, California. The following is a summary of the Partnership's investment in property:

                                    September 30, 1996 December 31, 1995
                                    -----------------  -----------------
Land                                    $  7,339,344    $  7,339,344
Buildings and improvements                12,235,440      12,235,440
Accrued lease termination fee                350,000           -
Accumulated depreciation                  (3,492,519)     (2,971,596)
Investment valuation allowance            (7,200,000)     (4,200,000)
                                          -----------     -----------
                                           9,232,265      12,403,188


Other net assets                           1,093,028       1,181,139
Accrued environmental clean-up costs         (85,475)       (162,215)
                                          -----------     -----------
                                        $ 10,239,818    $ 13,422,112
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

     In the second quarter of 1996, the Partnership restructured the lease with the sole tenant at the Rancho Dominguez property. The remaining lease term was shortened to eighteen months (along with an option for the Partnership to terminate with a ninety day notice) and the rental rate was reduced, in consideration for which the tenant agreed to pay two lump sum amounts: one for $1,250,000, which was received in July 1996, and another for $350,000 at the termination of the lease. The final payment is secured by a letter of credit issued by a California bank. As a result of new lease terms and current market conditions, the managing general partner determined that the carrying value of the Rancho Dominguez property exceeded its estimated fair market value. Accordingly, the carrying value was reduced. The net result of the lease modification and attendant adjustment to investment carrying value was a charge of $1,400,000 in the second quarter of 1996. The decrease in estimated fair market value is $3,000,000 which has been presented as an investment valuation allowance, while the lease termination fee of $1,600,000 has been recognized as revenue.


NOTE 3 - REAL ESTATE JOINT VENTURES
-----------------------------------

     The following summaries of assets and liabilities and of results of operations relate to the Medlock Oaks joint venture.


                             Assets and Liabilities
                            ------------------------

                                September 30, 1996    December 31, 1995
                                ------------------    -----------------
Assets
  Real property, at cost less
     accumulated depreciation of
     $2,727,848 and $2,425,096      $   7,838,502       $   8,103,524
  Other                                   248,882             270,575
                                       -----------        -----------
                                        8,087,384           8,374,099

Liabilities                                71,012              49,817
                                       -----------        -----------

Net assets                          $   8,016,372       $   8,324,282
                                       ===========        ===========

                              Results of Operations
                              ---------------------

                                  Nine Months Ended September 30,
                                  -------------------------------
                                        1996           1995
                                       ------         ------

  Revenue
       Rental income               $   965,082    $   909,340
       Other                             1,627          2,994
                                    -----------     ----------
                                       966,709        912,334
                                    -----------     ----------


  Expenses
       Depreciation and
          amortization                 334,676        322,626
       Operating expenses              209,318        217,119
                                    -----------    -----------
                                       543,994        539,745
                                    -----------    -----------

  Net income                       $   422,715    $   372,589
                                    ===========    ===========

Liabilities and expenses exclude amounts owed and attributable to the Partnership and its affiliate on behalf of their various financing arrangements with the joint venture.

NOTE 4 - SUBSEQUENT EVENT
-------------------------

     Distributions of cash from operations relating to the quarter ended September 30, 1996 were made on October 24, 1996 in the aggregate amount of $414,747 ($12.50 per limited partnership unit).

Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
Results of Operations
---------------------


Liquidity and Capital Resources
-------------------------------

     The Partnership completed its offering of units of limited partnership interest in April 1988, and a total of 32,997 units were sold. The Partnership received proceeds of $29,379,522, net of selling commissions and other offering costs, which have been invested in real estate, used to pay related acquisition costs or retained as working capital reserves.

     At September 30, 1996, the Partnership had $5,726,597 in cash, cash equivalents and short-term investments, of which $414,747 was used for cash distributions to partners on October 24, 1996; the remainder is being retained for working capital reserves. As a result of the poor performance of two of the Partnership's investments and the uncertainty regarding future performance, the managing general partner determined in 1990 that it was prudent to augment working capital reserves. Accordingly, the Partnership did not make any cash distributions to the partners during the three-year period from the third quarter of 1990 through the second quarter of 1993. Distributions were resumed from the third quarter of 1993 through the first quarter of 1994, when the managing general partner again suspended operating cash distributions as a result of the additional uncertainty concerning the Partnership's future cash flow from the Rancho Dominguez investment. As a result of the attainment of an adequate level of cash reserves and the restructuring of the Rancho Dominguez lease during the second quarter of 1996, the managing general partner has resumed distributions of cash from operations, effective with the second quarter, at an annualized rate of 5.0% on a capital contribution of $1,000 per unit. The source of future liquidity and cash distributions to partners will primarily be cash generated by the Partnership's real estate and short-term investments.

     The Partnership maintains a fund for the purpose of repurchasing limited partnership units. Two percent of cash flow, as defined, is designated for this fund which had a balance of approximately $18,800 and $600 at September 30, 1996 and December 31, 1995, respectively. Through September 30, 1996, the Partnership repurchased and retired 149 limited partnership units for an aggregate cost of $135,921.

     The carrying value of real estate investments in the financial statements at September 30, 1996 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. The appraised value of two of the Partnership's investments approximated their carrying value at September 30, 1996. The appraised value of the third investment was $400,000 less than its carrying value. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor, Copley Real Estate Advisors, Inc., and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations
---------------------

     Form of Real Estate Investments

     The Dominguez and La Mirada investments are wholly-owned by the Partnership. The Medlock Oaks investment is structured as a joint venture with an affiliate of the Partnership.

     Operating Factors

     At Medlock Oaks, occupancy decreased slightly to 95% during the third quarter of 1996. (Occupancy was 95% at December 31, 1995, and 97% at September 30, 1995.) Based on a then contemplated sales transaction, the managing general partner revised its estimate of the fair market value of this investment in the first quarter of 1996. Accordingly, the carrying value was reduced by $350,000 through a charge to operations.

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

     During the second quarter of 1996, the Partnership further restructured the lease. The remaining lease term was shortened to eighteen months (along with an option for the Partnership to terminate with a ninety day notice) and the rental rate was reduced, in consideration for which the tenant agreed to pay two lump sum amounts: one for $1,250,000 which was received July 1996, and another for $350,000 at the termination of the lease. The final payment is secured by a letter of credit issued by a California bank. As a result of new lease terms and current market conditions, the managing general partner determined that the carrying value of the Rancho Dominguez property exceeded its estimated fair market value. Accordingly, the carrying value was reduced. The net result of the lease modification and attendant adjustment to investment carrying value was a charge of $1,400,000 in the second quarter of 1996. The decrease in estimated fair market value is $3,000,000 which has been presented as an investment valuation allowance, while the lease termination fee of $1,600,000 has been recognized as revenue. Environmental remediation continues at this property due to contamination by a former tenant. The remediation is expected to be completed during 1996, the cost of which has been previously accrued.

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


     Investment Results

     Interest on cash equivalents and short-term investments increased by approximately $73,000, or 71%, between the first nine months of 1995 and 1996, as a result of an increase in average investment balances, partially offset by a decrease in interest rates. The growth in the investment balances is consistent with the objective of increasing working capital reserves, and the receipt of the lump sum termination payment from the Rancho Dominguez tenant in the third quarter of 1996.

     Exclusive of the valuation allowances on the Medlock Oaks and Rancho Dominguez investments in 1996 and the lease termination fee from Rancho Dominguez, total real estate operations for the first nine months of 1996 declined by $29,000, or 5% compared to the respective prior year period. Operating results decreased at Rancho Dominguez and La Mirada by $28,000 and $23,000, respectively, partially offset by an increase of $22,000 at Medlock Oaks.

     Exclusive of the lease termination payment from Rancho Dominguez, cash provided by operations increased by approximately $156,000 between the first nine months of 1996 and 1995. Although investment results declined, cash flow to the Partnership increased due primarily to the timing of cash distributions from the Medlock Oaks joint venture, as well as decreases in working capital items.


     Portfolio Expenses

     General and administrative expenses primarily consist of real estate appraisal, legal, accounting, printing and servicing agent fees. These expenses decreased by approximately $3,000, or 3%, between the first nine months of 1995 and 1996, primarily due to lower legal fees.

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. The management fee in 1996 relates to the resumption of operating cash distributions commencing with the second quarter, as discussed above.

                        COPLEY REALTY INCOME PARTNERS 2;
                              A LIMITED PARTNERSHIP


                                    FORM 10-Q


                      FOR QUARTER ENDED SEPTEMBER 30, 1996


                                     PART II


                                OTHER INFORMATION





Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits:   None.

               b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended September 30, 1996.

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



                            COPLEY REALTY INCOME PARTNERS 2; A LIMITED
                            PARTNERSHIP
                                             (Registrant)



November 12, 1996
                             /s/ Peter P. Twining
                             -------------------------------
                               Peter P. Twining
                               Managing Director and General Counsel
                               of Managing General Partner,
                               Second Income Corp.



November 12, 1996
                            /s/ Daniel C. Mackowiak
                            --------------------------------
                              Daniel C. Mackowiak
                              Principal Financial and Accounting
                              Officer of Managing General Partner,
                              Second Income Corp.