Form 10-K405
period 1996-12-31
COPLEY REALTY INCOME PARTNERS 2
filed 1997-03-31
CIK 809765

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1996 Commission File No. 0-17810

                        COPLEY REALTY INCOME PARTNERS 2;
                           A LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)

           Massachusetts                                        04-2961376
  (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)

  225 Franklin Street, 25th Floor
       Boston, Massachusetts                                        02110
(Address of principal executive offices)                          (Zip Code)

                Registrant's telephone number, including area code:
                                 (617) 261-9000

            Securities registered pursuant to Section 12(b) of the Act:
                                      None

            Securities registered pursuant to Section 12(g) of the Act:
                     Units of Limited Partnership Interest

                              (Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    No voting stock is held by nonaffiliates of the Registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                  NONE

    Page 1 of       pages (including exhibits). Exhibit Index on Page       .

                                     PART I

ITEM 1. BUSINESS.

    Copley Realty Income Partners 2; A Limited Partnership (the
"Partnership") was organized under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts on January 16, 1987, to invest primarily in newly constructed and existing income-producing real properties.

    The Partnership was initially capitalized with contributions of $2,000 in the aggregate from Second Income Corp. (the "Managing General Partner") and ECOP Associates Limited Partnership (the "Associate General Partner") (collectively, the "General Partners") and $10,000 from Copley Real Estate Advisors, Inc. (the "Initial Limited Partner"). The Partnership filed a Registration Statement on Form S-11 (the "Registration Statement") with the Securities and Exchange Commission on January 26, 1987, with respect to a public offering of 40,000 units of limited partnership interest at a purchase price of $1,000 per unit (the "Units") with an option to sell up to an additional 60,000 Units (an aggregate of $100,000,000). The Registration Statement was declared effective on April 13, 1987.

    The first sale of Units occurred on October 15, 1987, at which time the Initial Limited Partner withdrew its contribution from the Partnership. Investors were admitted to the Partnership thereafter at monthly closings; the offering terminated, and the last group of initial investors was admitted to the Partnership on April 26, 1988. As of April 26, 1988, a total of 32,997 Units had been sold, a total of 2,206 investors had been admitted as limited partners (the "Limited Partners") and a total of $32,756,650 had been contributed to the capital of the Partnership. The remaining 67,003 Units were de-registered on June 30, 1988.

    As of December 31, 1996, the Partnership is invested in three real property investments. In addition, as described in C. below, a fourth investment was transferred by a deed in lieu of foreclosure in 1994. The Partnership has no current plan to renovate, improve or further develop any of its real property. In the opinion of the Managing General Partner of the Partnership, the properties are adequately covered by insurance.

    The partnership has no employees. Services are performed for the Partnership by the Managing General Partner and affiliates of the Managing General Partner.

    A. Research and Development Building in La Mirada, California ("La Mirada") and Research and Development Building in Rancho Dominguez, California ("Rancho Dominguez").

    On November 12, 1987, the Partnership acquired a 70% interest in a joint venture formed with an affiliate of The Muller Company (the "Developer"). On November 2, 1988, the Partnership increased its maximum commitment from $15,850,000 to $20,465,000, all of which the Partnership had contributed to the capital of the joint venture. As of January 1, 1991, because of the Developer's inability to fund its share of capital contributions, the Partnership assumed 100% ownership of the joint venture's assets.

    As successor in interest to the joint venture, the Partnership owns approximately 7.02 acres of land in La Mirada, California and a 135,269 square foot research and development building located thereon. Genisco Technology Corporation ("Genisco") had initially leased the entire building for a term of ten years. In the third quarter of 1990, Genisco abandoned the property, ceased making lease payments, and the joint venture terminated the lease. The building is now 100% leased to Babcock Engineering, which executed a lease for 74% of the building in June 1994. The lease was amended in January 1995 to include the entire facility.

    As successor in interest to the joint venture, the Partnership also owns approximately 6.06 acres of land in Rancho Dominguez, California and a research and development facility located thereon containing approximately 100,325 square feet, which the joint venture acquired from Genisco. The entire building is currently leased by Engineered Magnetics, Inc. In 1995, the lease was amended to include a deferral of rent in exchange for a two-year extension of the term through April 2004. In the second quarter of 1996, the

Partnership further amended the lease by shortening the term to eighteen months, through November 1997, at a reduced rental rate. The Partnership has the option to terminate the lease with a ninety day notice. In consideration, the tenant agreed to pay the Partnership a total of $1,600,000, of which $350,000 remains unpaid at December 31, 1996.

    At the time this building was acquired from Genisco, the property contained hazardous materials and Genisco entered into a contractual obligation with the joint venture to remediate the environmental contamination. Genisco breached its contractual obligation to remediate, the cost of which the Partnership initially estimated to range between $500,000 to $750,000. Based on a revised engineering estimate in 1995, the remediation cost is now expected to total $267,000, all of which has been recorded in the Partnership's financial statements.

    As part of the two acquisitions, the joint venture also assumed Genisco's lease obligations related to a 57,000 square foot research and development building in Cypress, California. When Genisco defaulted under its lease obligations at the La Mirada property, the joint venture ceased to make rent payments on behalf of Genisco for the Cypress property. As part of the settlement described below, the Partnership, as successor in interest to the joint venture, has no further obligations with respect to this property.

    On July 25, 1990, the joint venture filed a lawsuit against Genisco in the Superior Court of the State of California for the County of Los Angeles. The joint venture made claims against Genisco for, among other things, breach of its lease obligations and breach of its obligations to remediate the environmental problems at the Rancho Dominguez property. The joint venture succeeded in obtaining a pre-judgment attachment of all of Genisco's assets. As a result, Sanwa Bank, Genisco's secured lender, reduced its loan to Genisco by capitalizing a substantial portion of debt and agreed, together with Genisco, to a settlement agreement as of September 30, 1991. The terms of the agreement, effective February 3, 1992, are summarized below. The lawsuit filed against Genisco was dismissed on February 7, 1992.

    Under the terms of the settlement, the Partnership, as successor in interest to the joint venture, received 3,850,000 shares of Series B Convertible Preferred Stock of Genisco and 350,000 shares of Series C Convertible Preferred Stock of Genisco. All such preferred stock is convertible at the Partnership's election to 2,100,000 shares of voting Common Stock of Genisco. In exchange for this stock, the Partnership released claims of approximately $1.4 million for the lease default and estimated claims of $700,000 for environmental damages.

    Sanwa Bank agreed to exchange $4.0 million of Genisco's debt for 8,000,000 shares of Series A Convertible Preferred Stock of Genisco. This preferred stock is convertible at Sanwa Bank's election to 4,000,000 shares of voting Common Stock of Genisco and, except as explained below, holds a senior repayment priority to the Series B and C Preferred Stock of Genisco in the event the assets of Genisco are liquidated. All series of preferred stock, i.e. Series A, B and C, are otherwise treated identically with respect to stock rights and preferences, such as those in connection with dividends, stock splits, reverse stock splits, stock dividends, etc. The Series C Preferred Stock automatically converts to unsecured subordinated debt of Genisco upon any default by Genisco in the payment of the remaining $5.0 million of secured debt to Sanwa Bank. The Partnership believes the stock currently has nominal, if any, value due to the Chapter 11 bankruptcy filing by Genisco as further discussed below.

    With respect to environmental claims, Genisco agreed, in exchange for a release by the Partnership of such claims, to permit the Partnership to use Genisco's Environmental Protection Agency identification number for the purpose of disposing of any contamination and to sign other documentation requested by the Partnership. If the Partnership (or its successors or assigns) is ever the subject of any demand, claim or lawsuit by any regulatory agency or private party, other than Genisco, with respect to these environmental conditions, Genisco agreed to reimburse the Partnership on demand for environmental expenses and costs as follows:

        (1) First, a credit against such expenses of the Partnership equal to the greater of $150,000 or the then fair market value of 800,000 shares of Common Stock of Genisco.

         (2) Second, $150,000 in cash.

         (3) Third, the next $700,000, two-thirds in cash and one-third in shares of Common Stock of Genisco based upon the then fair market value of such shares; and in case there is no public market for such Common Stock, all in cash.

         (4) Fourth, any additional environmental expenses, all in cash.

    Payment by Genisco is subject to Sanwa Bank's approval if the loan is then outstanding.

    In September, 1994, Sanwa Bank filed a complaint against Genisco for breach of promissory note and possession of collateral. Sanwa obtained a stipulated judgment in its favor on this matter. On February 15, 1995, Sanwa Bank moved to enforce the stipulated judgment and to liquidate the assets of Genisco. On February 17, 1995, Genisco filed for protection pursuant to Chapter 11 of the Bankruptcy Code. The Partnership filed a Proof of Claim with the Central District Court of California in October 1995 and will continue to monitor the bankruptcy proceedings. The likelihood of the Partnership receiving a settlement is low since the liquidation value of Genisco appears to be significantly less than the amount owed its secured creditor, Sanwa Bank. The Partnership is also attempting to negotiate an out of court settlement.

    B. Service Center/Industrial Buildings in Atlanta, Georgia ("Medlock
       Oaks").

    On December 4, 1987, the Partnership acquired a 25.8% interest in a joint venture formed with Copley Realty Income Partners I; A Limited Partnership, an affiliate of the Partnership (the "Affiliate") which had a 34.2% interest, and an affiliate of Hill Properties, Inc. ("Hill"). Effective January 1, 1990, the joint venture agreement was amended to increase the Partnership's ownership interest in the joint venture to 28.81% and the Affiliate's interest to 38.19%. As of September 3, 1991, as a result of Hill's inability to fund its share of capital contributions, the Partnership and the Affiliate assumed 100% ownership of the property with the Partnership having a 43% interest. As of December 31, 1996, the Partnership had contributed $1,457,700 to the capital of the joint venture. The joint venture agreement, as amended, entitles the Partnership and the Affiliate to receive a preferred return on their respective invested capital at the rate of 10.25% per annum. The joint venture agreement also entitles the Partnership to receive 43% of cash flow following payment of the preferred return and 43% of the net proceeds of sales and financings following return of the Partnership's and the Affiliate's capital contribution.

     The Partnership also committed to make a loan to the joint venture in the maximum amount of $3,487,300. On October 4, 1989, the Partnership increased its maximum commitment to $3,745,300, of which $3,658,843 had been funded as of December 31, 1996. The loan has a term of ten years and is secured by a first mortgage on the land and buildings. Interest only is payable monthly at the rate of 10.25% per annum. The loan is prepayable at any time, subject to payment of a premium designed to give the Partnership the equivalent yield as if the loan had been outstanding until maturity. The Affiliate also committed to make a loan to the joint venture in the maximum amount of $4,622,700, increased to $4,964,700 on October 4, 1989, of which $4,850,094 had been funded as of December 31, 1996. This loan has the same terms and conditions as the loan from the Partnership and is pari passu with the loan from the Partnership.

    The Partnership and the Affiliate own approximately 14.9 acres of land in the Medlock Oaks Business Park in Atlanta, Georgia and five service center buildings containing 173,916 square feet of space located thereon. As of December 31, 1996 the five buildings were 97% leased. On February 4, 1997, the joint venture entered into a contract for sale of this investment at a price which exceeded the carrying value.

    C. Industrial Buildings in Sacramento, California ("Horn Road").

    On February 17, 1988, the Partnership acquired a 60% interest in a joint venture formed with an affiliate of The Sammis Company (the "Developer") to purchase approximately 12.26 acres of land improved with eleven industrial buildings totaling approximately 200,000 square feet in Sacramento, California. The Partnership fully funded its original commitment of $3,000,000 to the capital of the joint venture. On September 28, 1990, the Partnership committed to make an additional contribution of $250,000 to the joint venture, of which $203,830 was funded as of December 31, 1994. The Developer did not fund its pro rata share which resulted in the Partnership making a deficit loan contribution of $40,505 in January, 1993.

    On May 11, 1988, the joint venture obtained a $4,600,000 loan from The First National Bank of Chicago. The loan had an original term of two years, with a maturity date of May 1, 1990, which was first extended to May 1, 1992 and then to August 1, 1994. The loan amount was reduced to $4,150,000 and the interest rate was amended so that interest only was payable monthly at the corporate base rate as announced from time to time by the lender plus .75%. The loan was secured by a first mortgage of the property. The Partnership provided a guarantee for a $300,000 paydown of the loan in addition to a completion guarantee of $4.00 per vacant square foot.

    On November 18, 1994, ownership of this property was transferred to the lender. In conjunction with the transfer, the Partnership paid $395,526 to be released from the repayment and completion guarantees.

ITEM 2. PROPERTIES.

    The following table sets forth the annual realty taxes for the Partnership's properties and information regarding tenants who occupy 10% or more of gross leasable area (GLA) in the Partnership's properties:



                                                                                           ANNUAL
                  ESTIMATED          NUMBER OF                               SQUARE       CONTRACT
                    1997              TENANTS                                 FEET          RENT
                   ANNUAL             WITH 10%                                 OF            PER
                   REALTY             OR MORE             NAME(S) OF          EACH           SQ.        LEASE       RENEWAL
    PROPERTY        TAXES              OF GLA              TENANT(S)         TENANT          FT.      EXPIRATIONS   OPTIONS
---------------  -----------  -----------------------  -----------------  -------------  -----------  -----------  ---------
R & D Building
in Rancho
Dominguez, CA     $  59,045                  1            Engineered          100,325     $    6.00        11/97        None
                                                         Magnetics, Inc.
R & D Building
in La Mirada,                                                Babcock                                                 2-5 Year
CA                $  89,421                  1            Engineering         135,269     $    5.24       5/2004     Options

Service Center/
Industrial
Buildings in
Atlanta, GA       $  88,464                  2         Valmet-Sentrol, Ltd.    22,727     $    7.40      11/1998        None
                                                       Allen-Bradley Co.       22,679     $    7.27       7/1998        None


                     LINE OF
                    BUSINESS
                  OF PRINCIPAL
PROPERTY             TENANTS
---------------  ---------------
R & D Building   Aerospace,
in Rancho        Electronics
Dominguez, CA    Manufacturer
R & D Building   Aerospace,
in La Mirada,    Electronics
CA               Manufacturer
Service Center/  Engineering
Industrial       industry
Buildings in     measurements &
Atlanta, GA      controls
                 Industrial
                 automation
                 products

    The following table sets forth for each of the last five years the gross leasable area, occupancy rates, rental revenue and net effective rent for the Partnership's properties:

                                                                                                               NET
                                                                     GROSS                     RENTAL       EFFECTIVE
                                                                   LEASEABLE    YEAR-END       REVENUE         RENT
PROPERTY                                                             AREA       OCCUPANCY    RECOGNIZED     ($/SF/YR)*
----------------------------------------------------------------  -----------  -----------  -------------  ------------
R & D Building in Rancho Dominguez, CA
1992                                                                 100,325          100%    $1,162,343   $      11.59
1993                                                                 100,325          100%    $1,155,131   $      11.51
1994                                                                 100,325          100%    $1,171,287   $      11.67
1995                                                                 100,325          100%    $1,061,986   $      10.59
1996                                                                 100,325          100%    $ 713,135    $       7.11

R & D Building in La Mirada, CA
1992                                                                 135,269            0%    $       0    $       0.00
1993                                                                 135,269            0%    $       0    $       0.00
1994                                                                 135,269           74%    $ 454,453    $       5.76
1995(1)                                                              135,269          100%    $ 876,246    $       6.48
1996                                                                 135,269          100%    $ 796,736    $       5.89

Service Center Buildings in Atlanta, GA
1992                                                                 173,916           88%    $1,044,485   $       6.71
1993                                                                 173,916           98%    $1,025,068   $       6.44
1994                                                                 173,916          100%    $1,087,696   $       6.30
1995                                                                 173,916           95%    $1,101,894   $       6.63
1996                                                                 173,916           97%    $1,165,073   $       6.91

------------------------

* Net Effective Rent calculation is based on average occupancy for the respective year.

(1) Includes adjustment for property tax reimbursements.

    Set forth below is a schedule of lease expirations for each of the next ten years for the Partnership's properties based on the annual contract rent in effect at December 31, 1996:


                              TENANT AGING REPORT

                                                                                                              PERCENTAGE
                                                                                                 TOTAL            OF
                                                           # OF LEASE          TOTAL        ANNUAL CONTRACT  GROSS ANNUAL
PROPERTY                                                   EXPIRATIONS      SQUARE FEET         RENTAL         RENTAL*
--------------------------------------------------------  -------------  -----------------  ---------------  ------------
R & D Building in Rancho Dominguez, CA
1997                                                                1          100,325         $ 601,950             100%
1998                                                                0                0         $       0               0%
1999                                                                0                0         $       0               0%
2000                                                                0                0         $       0               0%
2001                                                                0                0         $       0               0%
2002                                                                0                0         $       0               0%
2003                                                                0                0         $       0               0%
2004                                                                0                0         $       0               0%
2005                                                                0                0         $       0               0%
2006                                                                0                0         $       0               0%

R & D Building in La Mirada, CA
1997                                                                0                0         $       0               0%
1998                                                                0                0         $       0               0%
1999                                                                0                0         $       0               0%
2000                                                                0                0         $       0               0%
2001                                                                0                0         $       0               0%
2002                                                                0                0         $       0               0%
2003                                                                0                0         $       0               0%
2004                                                                1          135,269         $ 666,960             100%
2005                                                                0                0         $       0               0%
2006                                                                0                0         $       0               0%

Service Center Buildings in Atlanta, GA
1997                                                                7           51,498         $ 379,428              31%
1998                                                                6           70,012         $ 514,428              42%
1999                                                                7           41,301         $ 266,520              22%
2000                                                                1            6,073         $  53,568               5%
2001                                                                0                0         $       0               0%
2002                                                                0                0         $       0               0%
2003                                                                0                0         $       0               0%
2004                                                                0                0         $       0               0%
2005                                                                0                0         $       0               0%
2006                                                                0                0         $       0               0%

------------------------

*   Does not include expenses paid by tenant.

    The following table sets forth for each of the Partnership's properties the:
(i) federal tax basis, (ii) rate of depreciation, (iii) method of depreciation,
(iv) life claimed and (v) accumulated depreciation, with respect to each property or component thereof for purposes of depreciation.

DEPRECIABLE ASSETS
                                                                      RATE OF                     LIFE      ACCUMULATED
                 ENTITY / PROPERTY                     TAX BASIS    DEPRECIATION    METHOD      IN YEARS    DEPRECIATION
---------------------------------------------------  -------------  ------------  -----------  -----------  ------------
Medlock Oaks
--------------------------------------------------
Building...........................................  $   5,431,792          5.26%         SL           19   $  2,591,971
Tenant Improvements................................        209,361          2.56%         SL           39          9,979
Tenant Improvements................................      3,041,330          3.17%         SL         31.5        603,853
                                                     -------------                                           -----------
Total Depreciable Assets...........................      8,682,483                                             3,205,803
                                                     -------------                                           -----------

La Mirada/Rancho Dominguez
--------------------------------------------------

Building & Improvements............................     11,742,575          3.17%         SL         31.5      2,830,805
Building...........................................        255,011          2.56%         SL           39         19,890
                                                     -------------                                           -----------
Total Depreciable Assets...........................     11,997,586                                             2,850,695

Total Depreciable Assets...........................  $  20,680,069                                          $  6,056,498
                                                     -------------                                           -----------
                                                     -------------                                           -----------

    SL = Straight Line

    Following is information regarding the competitive market conditions for each of the Partnership's properties. This information has been gathered from sources deemed reliable. However, the Partnership has not independently verified the information and, as such, cannot guarantee its accuracy or completeness:

    A. Research and Development Building in La Mirada, California

    This property is located in Los Angeles County in the city of La Mirada. The Los Angeles County Industrial Market is the largest industrial market in the country with a total inventory of 956 million square feet at September 30, 1996. Overall vacancy was 8.5%, which reflects a decline from the September 30, 1995 and 1994 levels of 8.6% and 10.4%, respectively. La Mirada is part of the Mid-Counties sub market which contains 97.5 million square feet of industrial space or 10.2% of the total Los Angeles market. The Mid-Counties inventory climbed by approximately 775,000 square feet reflecting new build-to-suit and speculative construction. Submarket vacancy was approximately 7% as of September 30, 1996, up slightly from the 5.7% vacancy recorded as of September 30, 1995, but still lower than the overall county average.

    B. Research and Development Building in Rancho Dominguez, California

    This property is located in Los Angeles County in the city of Rancho Dominguez. The Los Angeles County Industrial Market is the largest industrial market in the country with a total inventory of 956 million square feet at September 30, 1996. Overall vacancy was 8.5%, which reflects a decline from the September 30, 1995 and 1994 levels of 8.6% and 10.4%, respectively. Rancho Dominguez is part of the South Bay industrial market, the second largest submarket in Los Angeles, with an inventory of approximately 194 million square feet of industrial space. As of September 30, 1996, South Bay vacancy was 9.3%, down from the September 30, 1995 and 1994 levels of 9.5% and 10.9%, respectively. While the property is currently improved as an R&D facility, industrial market statistics are appropriate since the building competes with other industrial buildings given current market conditions. During the past few years, demand for industrial space in both the R&D and industrial markets has been soft, due in large part to the consolidation and downsizing by major defense companies and aerospace related businesses. However, with limited new speculative construction in 1996, demand is expected to improve.

    C. Service Center/Warehouse Building in Atlanta, Georgia

    This investment is located in the Metropolitan Atlanta Industrial market which totaled 294 million square feet at September 30, 1996, an increase of more than nine million square feet from December 31, 1995, including approximately
6.7 million square feet from speculative constructon. Overall vacancy was 6% at September 30, 1996, a slight increase from the 5.4% recorded at year end 1995. The Northeast/I-85 submarket had a total inventory of approximately 82.5 million square feet, which represents an increase of 4.3 million square feet from year end 1995. Submarket vacancy increased during the first three quarters of the year from 4.4% to 5.4% at September 30, 1996.

ITEM 3. LEGAL PROCEEDINGS.

    The Partnership is not a party to, nor are any of its properties subject to, any material pending legal proceedings. As described in Item 1 hereof, the Partnership is a stockholder of Genisco Technology Corporation, which has filed for protection pursuant to Chapter 11 of the Bankruptcy Code.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    There is no active market for the Units. Trading in the Units is sporadic and occurs solely through private transactions.

    As of December 31, 1996, there were 2,228 holders of Units.

    The Partnership's Amended and Restated Agreement of Limited Partnership dated October 15, 1987, as amended to date (the "Partnership Agreement"), requires that any Distributable Cash (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Distributable Cash. Cash distributions paid in 1996, or distributed after year end with respect to 1996, to the Limited Partners as a group totaled $1,231,800. No cash distributions were paid with respect to 1995.

    Cash distributions exceeded net income in 1996 and, therefore, resulted in a reduction of partners' capital. Cash distributions, however, were significantly less than cash provided by operations in 1996. Reference is made to the Partnership's Statement of Changes in Partners' Capital (Deficit) and Statement of Cash Flows in Item 8 hereof.

ITEM 6. SELECTED FINANCIAL DATA.

                                         FOR YEAR                      FOR YEAR       FOR YEAR
                                           ENDED        FOR YEAR         ENDED          ENDED        FOR YEAR
                                         OR AS OF         ENDED        OR AS OF       OR AS OF         ENDED
                                         12/31/96       OR AS OF       12/31/94       12/31/93       OR AS OF
                                            (3)         12/31/95          (2)            (1)         12/31/92
                                       -------------  -------------  -------------  -------------  -------------
Revenues.............................  $   3,571,724  $   2,265,542  $   1,933,320  $   1,055,619  $     935,851


Net Income (Loss)....................  $    (911,331) $   1,309,989  $    (481,123)   $(4,531,836)    $(222,637)

Net Income (Loss) per Limited
  Partnership Unit...................        $(27.47) $       39.48  $      (14.50)      $(136.49)       $(6.71)

Total Assets.........................  $  19,387,293  $  21,124,057  $  19,810,159  $  21,175,621  $  25,592,080

Total Cash Distributions per Limited
  Partnership Unit, including amounts
  distributed after year end with
  respect to the previous year.......  $       37.50  $        0.00  $        7.50  $       15.00  $        0.00

------------------------

(1) Net Loss in 1993 includes investment valuation allowances totaling
    $4,400,000.

(2) Net Loss in 1994 includes an investment valuation allowance of $1,865,248, and an extraordinary item--gain from extinguishment of joint venture debt of $665,248.

(3) Net Loss in 1996 includes investment valuation allowances totaling $3,350,000 and a lease termination fee of $1,600,000.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

    The Partnership completed its offering of units of limited partnership interest in April 1988, and a total of 32,997 units were sold. The Partnership received proceeds of $29,379,522, net of selling commissions and other offering costs, which have been invested in real estate, used to pay related acquisition costs or retained as working capital reserves. The Partnership's real estate investments are described in Item 1 hereof.

    At December 31, 1996, the Partnership had $5,622,351 in cash, cash equivalents and short-term investments, of which $414,747 was used for cash distributions to partners on January 30, 1997; the remainder is being retained for working capital reserves. The Managing General Partner suspended operating cash distributions as of the second quarter of 1994 as a result of the uncertainty concerning the Partnership's future cash flow from the Rancho Dominguez investment. After the attainment of an adequate level of cash reserves and the restructuring of the Rancho Dominguez lease during the second quarter of 1996, the Managing General Partner resumed distributions of cash from operations, as of the second quarter, at an annualized rate of 5.0% on a capital contribution of $1,000 per unit. The source of future liquidity and cash distributions to partners will primarily be cash generated by the Partnership's real estate and short-term investments.

    The Partnership maintains a fund for the purpose of repurchasing limited partnership units. Two percent of cash flow, as defined, is designated for this fund which had a balance of approximately $10,087 and $600 at December 31, 1996 and 1995, respectively. Through December 31, 1996, the Partnership repurchased and retired 179 limited partnership units for an aggregate cost of $153,771.

    The carrying value of real estate investments in the financial statements at December 31, 1996 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. The appraised value of two of the Partnership's investments approximated their carrying value at December 31, 1996 after giving effect to 1996 valuation allowances. The appraised value of the third investment was $300,000 less than its carrying value. The current appraised value of real estate investments has been estimated by the Managing General Partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations

    Form of Real Estate Investments

    The Rancho Dominguez and La Mirada investments are wholly-owned by the Partnership. The Medlock Oaks investment is structured as a joint venture with an affiliate of the Partnership. The Horn Road investment was also structured as a joint venture.

    Operating Factors

    At Medlock Oaks, occupancy was 97%, 95% and 100% at December 31, 1996, 1995 and 1994, respectively. In the first quarter of 1996, the Managing General Partner determined that the Partnership would be unable to recover the carrying value of this investment and, accordingly, the carrying value was reduced by $350,000 through a charge to operations. The property is now under contract for sale, which is expected to close in the second quarter of 1997 at an expected sales price, net of sales costs, which will exceed the carrying value.

    The Rancho Dominguez property is 100% leased to a single tenant. During the second quarter of 1994, the tenant notified the Partnership that it was experiencing financial difficulty and desired to restructure its lease. A lease amendment was executed during 1995 which provided for a two-year extension of the lease and the deferral of 1995 rental payments totaling $400,000. The deferred amount would be payable based upon the tenant's achieving a specified level of operating revenues. Since this threshold was not achieved, the deferral was permanently abated. In December 1995, the tenant's former parent company, which had guaranteed the lease, paid the Partnership $275,000 in full satisfaction of its obligations under the guarantee, which was recorded as rental revenue in 1995. The tenant paid rent based on the reduced rate through June 30, 1996.

    During the second quarter of 1996, the Partnership further amended the lease. The remaining lease term was shortened to eighteen months (along with an option for the Partnership to terminate the lease with a ninety day notice) and the rental rate was reduced, in consideration for which the tenant agreed to pay two lump sum amounts: one of $1,250,000 which was received July 1996, and another of $350,000 at the termination of the lease. The final payment is secured by a letter of credit issued by a California bank. The lease termination fee has been recognized as revenue in 1996. The Partnership is actively marketing the building for re-lease. As a result of new lease terms and current market conditions, the Managing General Partner determined that the carrying value of the Rancho Dominguez property was impaired. Accordingly, the carrying value was reduced to estimated fair market value with an investment valuation allowance of $3,000,000 which was also recognized in 1996. Environmental remediation continues at this property due to contamination by a former tenant. The remediation is expected to be completed during early 1997, the cost of which has been previously accrued.

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

    In 1992, the Partnership negotiated a two-year extension agreement with the Horn Road construction lender. As a condition of this extension, the Partnership agreed to fund any costs associated with leasing vacant space in excess of remaining funds available from the loan. It also agreed that all cash flow generated by property operations be used to pay down the loan balance, with the Partnership providing a guarantee of a $300,000 paydown by the maturity date. With the approaching maturity on August 1, 1994 and the increased likelihood that the loan would not be extended on the favorable terms necessary to preserve the viability of the project, the carrying value of the investment was reduced to zero at December 31, 1993. In addition, the Partnership accrued approximately $350,000 for the estimated obligations under the guarantees. Upon granting a deed in lieu of foreclosure in 1994, the Partnership reduced the carrying value of its investment to its estimated market value, which was less than the balance of non-recourse debt and related guarantees. This resulted in an investment valuation allowance of $665,248. The Partnership then recognized a gain on the early extinguishment of the debt of the same amount, which is reported as an extraordinary item in the Statement of Operations. The Partnership transferred the property to the lender on November 18, 1994 and paid the guarantee obligations.

    The tenants in the La Mirada and Rancho Dominguez properties each contributed more than 10% from the rental revenue from the Partnership's investments (collectively 75%) for 1996. The tenants were current with regard to lease payments at December 31, 1996. Management is not aware of any impairment in the La Mirada tenant's ability to perform in accordance with the terms of its lease.

    Investment Results

    Excluding the impact of the valuation allowances and the lease termination fee, investment income was $1,068,825, $1,428,575 and $895,059 for the years ended December 31, 1996, 1995 and 1994, respectively.

    Results of operations for the wholly-owned properties declined by approximately $494,000 in 1996 compared to 1995, primarily due to significant rental reductions at Rancho Dominguez in 1996, as well as the aforementioned environmental accrual adjustment in 1995. These decreases were partially offset by lower depreciation and amortization expenses as a result of the reduction in carrying value of the real estate assets. Rental revenue at La Mirada also decreased by approximately $80,000, primarily due to adjustments to property tax reimbursements in 1995. Operating income generated by the wholly-owned properties increased by approximately $560,000 in 1995 as compared to 1994. Rental revenues improved by $359,000 as an increase from the La Mirada lease-up was partially offset by the lease restructuring at Rancho Dominguez. Operating expenses declined by approximately $357,000, primarily due to the environmental accrual adjustment. In addition, 1994 operating expenses included significant charges related to the preparation of the La Mirada space for occupancy. Depreciation and amortization increased approximately $156,000 from 1994 to 1995 primarily due to the amortization of new tenant improvements at the La Mirada building.

    Joint venture earnings were $210,976, $180,667 and $203,530 for the years ended December 31, 1996, 1995 and 1994, respectively, all related to the Medlock Oaks investment. The increase in 1996 compared to 1995 is primarily due to increase in the average occupancy rate, in addition to improved rental rates. The decrease in 1995 compared to 1994 is primarily the result of a decrease in average occupancy, as well as the write-off of abandoned tenant improvements during the year.

    Interest on cash equivalents and short-term investments increased approximately $104,000 in 1996 compared to 1995 as a result of an increase in average investment balances from the receipt of the lump sum termination payment ($1,250,000) in the third quarter of 1996, partially offset by a decrease in interest rates. Interest income increased approximately $43,000 in 1995 as compared to 1994 as a result of an increase in the average investment balance, consistent with the Partnership's objective of increasing working capital reserves, as well as an increase in short-term rates.

    Exclusive of the lease termination payment from Rancho Dominguez, operating cash flow decreased by approximately $182,000 in 1996 compared to 1995, primarily due to the lease restructuring at Rancho Dominguez, partially offset by decreases in working capital and distributions from Medlock Oaks. Cash flow from operations increased approximately $1,500,000 in 1995 compared to 1994. In addition to the improvement in operating results, this is primarily due to the payment in 1994 of nearly $650,000 in commissions in connection with the lease up of La Mirada, and approximately $400,000 in guarantees associated with the Horn Road loan.

     Portfolio Expenses

    General and administrative expenses primarily consist of real estate appraisal, legal, accounting, printing and investor servicing agent fees. These expenses decreased approximately $11,000 or 10% in 1996 compared to 1995 primarily due to lower professional and legal fees. General and administrative expenses increased 13% between 1994 and 1995, primarily due to increased professional fees. The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the Managing General Partner. The management fee in 1996 resulted from the resumption of operating cash distributions as of the second quarter. There was no management fee in 1995 since no cash distributions were made to the partners. The management fee incurred in 1994 relates to cash distributions for the first quarter of 1994.

Inflation

    By their nature, real estate investments tend not to be adversely affected by inflation. Inflation may result in appreciation in the value of the Partnership's real estate investments over time, if rental rates and replacement costs increase. Declines in real property values during the period of Partnership operations, due to market and economic conditions, have overshadowed the overall positive effect inflation may have on the value of the Partnership's investments.

Item 8. Financial Statements and Supplementary Data.

    See the Financial Statements of the Partnership included as a part of this Annual Report on Form 10-K.

Item 9. Disagreements on Accounting and Financial Disclosure.

    The Partnership has had no disagreements with its accountants on any matters of accounting principles or practices or financial statement disclosure.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

    (a) and (b) Identification of Directors and Executive Officers.

    The following table sets forth the names of the directors and executive officers of the Managing General Partner and the age and position held by each of them as of December 31, 1996, as well as subsequent changes through January 24, 1997.


NAME                       POSITION(S) WITH THE MANAGING GENERAL PARTNER   Age
----                       ---------------------------------------------   ---


Joseph W. O'Connor         President, Chief Executive Officer and Director  50
Daniel J. Coughlin         Managing Director and Director                   44
Peter P. Twining (1)       Managing Director, General Counsel and Director  50
Wesley M. Gardiner, Jr.    Vice President                                   38
Daniel C. Mackowiak        Principal Financial and Accounting Officer       45
James J. Finnegan (2)      Managing Director, General Counsel and Director  36


------------------

 (1) Through January 24, 1997 only
 (2) As of January 25, 1997

    Mr. O'Connor and Mr. Coughlin have served in an executive capacity since the organization of the Managing General Partner on January 16, 1987. Mr. Gardiner and Mr. Twining have served in their capacities since June 1994, and Mr. Mackowiak has served in his capacity since January 1, 1996. All of these individuals will continue to serve in such capacities until their successors are elected and qualify.

    (c) Identification of Certain Significant Employees.

        None.

    (d) Family Relationships.

        None.

    (e) Business Experience.

        The Managing General Partner was incorporated in Massachusetts on January 16, 1987. The background and experience of the executive officers and directors of the Managing General Partner are as follows:

    Joseph W. O'Connor has been President, Chief Executive Officer and a Director of AEW Real Estate Advisors, Inc. ("AEW"), formerly known as Copley Real Estate Advisors, Inc., since January, 1982. He was a Principal of AEW from 1985 to 1987 and has been a Managing Director of AEW since January 1, 1988. He has been active in real estate for 28 years. From June, 1967, until December, 1981, he was employed by New England Mutual Life Insurance Company ("The New England"), which has been merged with and into Metropolitan Life Insurance Company, most recently as a Vice President in which position he was responsible for The New England's real estate portfolio. He received a B.A. from Holy Cross College and an M.B.A. from Harvard Business School.

    Daniel J. Coughlin was a Principal of AEW from 1985 to 1987 and has been a Managing Director of AEW since January 1, 1988 and a Director of AEW since July 1994. Mr. Coughlin has been active in financial management and control for 22 years. From June, 1974 to December, 1981, he was Real Estate Administration Officer in the Investment Real Estate Department at The New England. Since January, 1982, he has been in charge of the asset management division of AEW. Mr. Coughlin is a Certified Property Manager and a licensed real estate broker. He received a B.A. from Stonehill College and an M.B.A. from Boston University.

    Peter P. Twining was a Managing Director and General Counsel of AEW. As such, he was responsible for general legal oversight and policy with respect to AEW and its investment portfolios. Before being promoted to this position in January 1994, he was a Vice President/Principal and senior lawyer responsible for assisting in the oversight and management of AEW's legal operations. Before joining AEW in 1987, he was a senior member of the Law Department at The New England and was associated with the Boston law firm, Ropes and Gray. Mr. Twining is a graduate of Harvard College and received his J.D. in 1979 from Northeastern University.

    Wesley M. Gardiner, Jr. joined AEW in 1990 and has been a Vice President at AEW since January, 1994. From 1982 to 1990, he was employed by Metric Realty, a nationally-known real estate investment advisor and syndication firm, as a portfolio manager responsible for several public and private limited partnerships. His career at AEW has included asset management responsibility for the company's Georgia and Texas holdings. Presently, as a Vice President and Team Leader, Mr. Gardiner has overall responsibility for all the partnerships advised by AEW whose securities are registered under the Securities and Exchange Act of 1934. He received a B.A. in Economics from the University of California at San Diego.

    Daniel C. Mackowiak has been a Vice President of AEW since January 1989 and has been a Vice President and the Principal Financial and Accounting Officer of the Managing General Partner since January 1996. Mr. Mackowiak previously held the offices of Chief Accounting Officer of AEW from January 1989 through April 1994 and Vice President and Principal Financial and Accounting Officer of the Managing General Partner between January 1989 and May 1994. From 1975 until joining AEW, he was employed by the public accounting firm of Price Waterhouse, most recently as a Senior Audit Manager. He is a certified public accountant and has been active in the field of accounting his entire business career. He received a B.S. from Nichols College and an M.B.A. from Cornell University.

    James J. Finnegan is the Assistant General Counsel of AEW Capital Management, L.P. ("AEW Capital Management") and has succeeded Peter Twining as Managing Director, General Counsel and Director of AEW, a subsidiary of AEW Capital Management. Mr. Finnegan served as Vice President and Assistant General Counsel of Aldrich, Eastman & Waltch, L.P., a predecessor to AEW Capital Management. Mr. Finnegan has over ten years of experience in real estate law, including seven years of experience in private practice with major New York City and Boston law firms. Mr. Finnegan also serves as the firm's securities and regulatory compliance officer. Mr. Finnegan is a graduate of the University of Vermont (B.A.) and Fordham University School of Law (J.D.).

    Mr. O'Connor is a director of Evans Withycombe Residential, Inc., a Maryland corporation organized as a real estate investment trust which is listed for trading on the New York Stock Exchange. None of the other directors of the Managing General Partner is a director of a company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. All of the directors and officers of the Managing General Partner also serve as directors and officers of one or more corporations which serve as general partners of publicly-traded real estate limited partnerships which are affiliated with the Managing General Partner.

    (f) Involvement in Certain Legal Proceedings.

        None.

Item 11. Executive Compensation.

    Under the Partnership Agreement, the General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. See Notes 1 and 6 of Notes to the Financial Statements.

    The following table sets forth the amounts of the fees and reimbursements of out-of-pocket expenses which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the year ended December 31, 1996. Cash distributions to General Partners include amounts distributed after year-end with respect to 1996.

                                                                                                    AMOUNT OF
                                                                                                COMPENSATION AND
RECEIVING ENTITY                                             TYPE OF COMPENSATION                 REIMBURSEMENT
----------------------------------------------  ----------------------------------------------  -----------------
AEW Real Estate Advisors, Inc. (formerly known  Management Fees and Reimbursement of Expenses
  as Copley Real Estate Advisors, Inc.)                                                            $   140,057

General Partners                                Share of Distributable Cash                             12,441

New England Securities Corporation              Servicing Fee and Reimbursement of Expenses              3,524
                                                                                                   -----------
                                                TOTAL                                              $   156,022
                                                                                                   -----------
                                                                                                   -----------



     For the year ended December 31, 1996, the Partnership allocated $21,005 of taxable income to the General Partners. See Note 1 of Notes to Financial Statements for additional information about transactions between the Partnership and the General Partners and their affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

    (a) Security Ownership of Certain Beneficial Owners

    No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 1996. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

    Except as expressly provided in the Partnership Agreement, the right to manage the business of the Partnership is vested exclusively in the Managing General Partner.

    (b) Security Ownership of Management.

    The General Partners of the Partnership owned no Units at December 31,
1996.

    (c) Changes in Control.

    There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 13. Certain Relationships and Related Transactions.

    The Partnership has no relationships or transactions to report other than as reported in Item 11, above.

                                    PART IV

Item 14. Exhibits, Financial Statements, and Reports on Form 8-K.

    (a) The following documents are filed as part of this report:

        (1) Financial Statements--The Financial Statements listed on the accompanying Index to Financial Statements and Schedule and Financial Statements Index No. 2 are filed as part of this Annual Report.

        (2) Financial Statement Schedule--The Financial Statement Schedule listed on the accompanying Index to Financial Statements and Schedule is filed as part of this Annual Report.

        (3) Exhibits--The Exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

    (b) Reports on Form 8-K. During the last quarter of the year ended December 31, 1996, the Partnership filed no Current Reports on Form 8-K.

                     Copley Realty Income Partners 2;
                         A Limited Partnership



                         FINANCIAL STATEMENTS


                            * * * * * * *


                          December 31, 1996

              COPLEY REALTY INCOME PARTNERS 2;
                  A LIMITED PARTNERSHIP

          INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                  Page #

Report of Independent Accountants............

Financial Statements:

   Balance Sheet--December 31, 1996 and 1995....

   Statement of Operations--For the Years Ended
     December 31, 1996, 1995 and 1994...........

   Statement of Changes in Partners' Capital
     (Deficit)--For the Years Ended December 31,
     1996, 1995 and 1994........................

   Statement of Cash Flows--For the Years Ended
     December 31, 1996, 1995 and 1994...........

   Notes to Financial Statements................

Financial Statement Schedule:

   Schedule III--Real Estate and Accumulated
     Depreciation at December 31, 1996..........

Report of Independent Accountants

To the Partners

Copley Realty Income Partners 2;
A Limited Partnership

In our opinion, based upon our audits and the reports of other auditors for the years ended December 31, 1996, 1995 and 1994, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Copley Realty Income Partners 2; A Limited Partnership (the "Partnership") at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Second Income Corp., the Managing General Partner of the Partnership; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Partnership's Medlock Oaks joint venture investee for the years ended December 31, 1996, 1995 and 1994 which results of operations are recorded using the equity method of accounting in the Partnership's financial statements. Equity in joint venture income for Medlock Oaks was $210,976, $180,667 and $203,530 for the years ended December 31, 1996, 1995 and 1994, respectively. We also did not audit the financial statements of MCV III, a wholly-owned property, for the years ended December 31, 1996 and 1995, which statements reflect operating income of $1,295,352 and $1,898,876, respectively. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the equity in joint venture income for Medlock Oaks for the years ended December 31, 1996, 1995 and 1994, and for the operating income for MCV III for the years ended December 31, 1996 and 1995, is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Managing General Partner, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors for the years ended December 31, 1996, 1995 and 1994 provide a reasonable basis for the opinion expressed above.

As discussed in Note 2 to the financial statements, the Partnership changed its method of accounting for impaired long-lived assets and for long-lived assets to be disposed of effective January 1, 1995 in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.''


/s/ Price Waterhouse LLP
------------------------
Boston, Massachusetts
March 24, 1997

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

BALANCE SHEET

                                                                         DECEMBER 31,
                                                                 ----------------------------
                                                                     1996           1995
                                                                 -------------  -------------
Assets

Real estate investments:
Property, net..................................................  $  10,221,007  $  13,422,112
Joint ventures.................................................      3,543,935      4,085,073
                                                                 -------------  -------------
                                                                    13,764,942     17,507,185

Cash and cash equivalents......................................      3,560,038      1,934,364
Short-term investments.........................................      2,062,313      1,682,508
                                                                 -------------  -------------
                                                                 $  19,387,293  $  21,124,057
                                                                 -------------  -------------
                                                                 -------------  -------------

Liabilities and Partners' Capital

Accounts payable...............................................  $      51,224  $      70,332
Accrued management fee.........................................         41,019       --
                                                                 -------------  -------------
Total liabilities..............................................         92,243         70,332
                                                                 -------------  -------------
Partners' capital (deficit):
Limited partners ($l,000 per unit, 100,000 units authorized;
  32,818 and 32,848 units, respectively, issued and
  outstanding).................................................     19,392,367     21,133,635
General partners...............................................        (97,317)       (79,910)
                                                                 -------------  -------------

Total partners' capital........................................     19,295,050     21,053,725
                                                                 -------------  -------------
                                                                 $  19,387,293  $  21,124,057
                                                                 -------------  -------------
                                                                 -------------  -------------
                      (See accompanying notes to financial statements)


COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

STATEMENT OF OPERATIONS


                                                                                  YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1996          1995          1994
                                                                          ------------  ------------  ------------
Investment Activity

Property rentals........................................................  $  1,509,871  $  1,938,231  $  1,579,543
Depreciation and amortization...........................................      (688,380)     (797,612)     (641,549)
Property operating expenses.............................................      (214,519)      (39,355)     (396,712)
                                                                          ------------  ------------  ------------
                                                                               606,972     1,101,264       541,282

Joint venture earnings..................................................       210,976       180,667       203,530
Lease termination fee...................................................     1,600,000
Investment valuation allowances.........................................    (3,350,000)      --         (1,865,248)
                                                                          ------------  ------------  ------------
Total real estate operations............................................      (932,052)    1,281,931    (1,120,436)

Interest on cash equivalents and short-term investments.................       250,877       146,644       104,050
                                                                          ------------  ------------  ------------
Total investment activity...............................................      (681,175)    1,428,575    (1,016,386)
                                                                          ------------  ------------  ------------
Portfolio Expenses

General and administrative..............................................       107,099       118,586       105,363
Management fee..........................................................       123,057       --             24,622
                                                                          ------------  ------------  ------------
                                                                               230,156       118,586       129,985
                                                                          ------------  ------------  ------------
Income (loss) before extraordinary item.................................      (911,331)    1,309,989    (1,146,371)
Extraordinary item-
Gain from extinguishment of joint venture debt..........................       --            --            665,248
                                                                          ------------  ------------  ------------
Net Income (Loss).......................................................  $   (911,331) $  1,309,989  $   (481,123)
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Per unit amounts:

Income (loss) before extraordinary item.................................  $     (27.47) $      39.48  $     (34.55)
Extraordinary item- Gain from extinguishment of joint venture debt......       --            --              20.05
                                                                          ------------  ------------  ------------
Net income (loss).......................................................  $     (27.47) $      39.48  $     (14.50)
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Cash distributions per limited partnership unit outstanding for the
  entire year...........................................................  $      25.00  $    --       $      15.00
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Weighted average number of limited partnership units outstanding........        32,848        32,848        32,853
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

                     (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                                                       YEAR ENDED DECEMBER 31,
                                           -------------------------------------------------------------------------------
                                                     1996                       1995                       1994
                                           -------------------------  -------------------------  -------------------------
                                            GENERAL       LIMITED      GENERAL       LIMITED      GENERAL       LIMITED
                                            PARTNERS     PARTNERS      PARTNERS     PARTNERS      PARTNERS     PARTNERS
                                           ----------  -------------  ----------  -------------  ----------  -------------

Balance at beginning of year.............  $  (79,910) $  21,133,635  $  (93,010) $  19,836,746  $  (83,219) $  20,816,114
Cash distributions.......................      (8,294)      (821,200)     --           --            (4,980)      (492,990)
Repurchase of limited partnership
  units..................................      --            (17,850)     --           --            --            (10,066)
Net income (loss)........................      (9,113)      (902,218)     13,100      1,296,889      (4,811)      (476,312)
                                           ----------  -------------  ----------  -------------  ----------  -------------
Balance at end of year...................  $  (97,317) $  19,392,367  $  (79,910) $  21,133,635  $  (93,010) $  19,836,746
                                           ----------  -------------  ----------  -------------  ----------  -------------
                                           ----------  -------------  ----------  -------------  ----------  -------------

                (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

STATEMENT OF CASH FLOWS

                                                                                  YEAR ENDED DECEMBER 31,
                                                                          ---------------------------------------
                                                                              1996          1995         1994
                                                                          ------------  ------------  -----------

Cash flows from operating activities:
Net income (loss).......................................................  $   (911,331) $  1,309,989  $  (481,123)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization...........................................       688,380       797,612      641,549
Gain from extinguishment of joint venture debt..........................       --            --          (665,248)
Investment valuation allowances.........................................     3,350,000       --         1,865,248
Decrease in estimated obligations under debt guarantees.................       --            --          (349,329)
Equity in joint venture net income......................................      (210,976)     (180,667)    (203,530)
Cash distributions from joint ventures..................................       396,881       319,499      297,494
Decrease (increase) in investment income receivable.....................         3,355       (18,703)       7,051
Increase in deferred leasing costs......................................       --            (34,618)    (645,619)
Increase (decrease) in operating liabilities............................        21,912         3,909      (26,974)
Increase in property working capital....................................      (482,043)     (408,517)    (180,504)
                                                                          ------------  ------------  -----------
Net cash provided by operating activities...............................     2,856,178     1,788,504      259,015
                                                                          ------------  ------------  -----------
Cash flows from investing activities:
Decrease (increase) in short-term investments, net......................      (383,160)   (1,200,110)   1,641,457
Investment in property..................................................       --           (214,903)  (1,129,385)
                                                                          ------------  ------------  -----------
Net cash provided by (used in) investing activities.....................      (383,160)   (1,415,013)     512,072
                                                                          ------------  ------------  -----------
Cash flows from financing activities:
Distributions to partners...............................................      (829,494)      --          (497,970)
Repurchase of limited partnership units.................................       (17,850)      --           (10,066)
                                                                          ------------  ------------  -----------
Net cash used in financing activities...................................      (847,344)      --          (508,036)
                                                                          ------------  ------------  -----------
Net increase in cash and cash equivalents...............................     1,625,674       373,491      263,051
Cash and cash equivalents:
Beginning of year.......................................................     1,934,364     1,560,873    1,297,822
                                                                          ------------  ------------  -----------
End of year.............................................................  $  3,560,038  $  1,934,364  $ 1,560,873
                                                                          ------------  ------------  -----------
                                                                          ------------  ------------  -----------

                  (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION AND BUSINESS

GENERAL

    Copley Realty Income Partners 2; A Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income-producing real properties. The Partnership commenced operations in October 1987, and acquired the three real estate investments it currently owns prior to the end of 1988. The Partnership intended to dispose of its investments within nine years of their acquisition, and then liquidate; however, the Managing General Partner expects to extend the investment period at least into 1998, having determined it to be in the best interest of the limited partners.

    The Managing General Partner of the Partnership is Second Income Corp., a wholly-owned subsidiary of AEW Real Estate Advisors, Inc. ("AEW"), formerly known as Copley Real Estate Advisors, Inc. (Copley). The associate general partner is ECOP Associates Limited Partnership, a Massachusetts limited partnership, the general partners of which are managing directors of AEW and/or officers of the Managing General Partner. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by AEW pursuant to an advisory contract.

    On December 10, 1996, Copley's parent, New England Investment Companies, Limited Partnership ("NEIC"), a publicly traded master limited partnership, acquired certain assets subject to then existing liabilities from Aldrich Eastman & Waltch, Inc. and its affiliates and principals (collectively, "the AEW operations"). Simultaneously, a new entity, AEW Captital Management L.P., was formed into which NEIC contributed its interest in Copley and its affiliates. As a result, the AEW operations were combined with Copley to form the business operations of AEW Capital Management, L.P. This transaction is not expected to have a material effect on the operations of the Partnership.

    Prior to August 30, 1996, New England Mutual Life Insurance Company ("The New England") was NEIC's principal unit holder and owner of all of the outstanding stock of NEIC's general partner. On August 30, 1996, The New England merged with and into Metropolitan Life Insurance Company ("Met Life"). Met Life is the surviving entity and, therefore, through a wholly-owned subsidiary, became the owner of the units of partnership interest previously owned by The New England and of the stock of NEIC's general partner. This transaction is not expected to have a material effect on the operations of the Partnership.

MANAGEMENT

    AEW, as advisor, is entitled to receive stipulated fees from the Partnership in consideration of services performed in connection with the management of the Partnership and acquisition and disposition of Partnership investments in real property. Partnership management fees are 9% of distributable cash from operations, as defined, before deducting such fees. AEW is also reimbursed for expenses incurred in connection with administering the Partnership ($17,000 in 1996, $18,938 in 1995, and $9,277 in 1994). Acquisition fees were based on 3% of the gross proceeds from the offering and were paid at the time commitments were initially funded. Disposition fees are generally 3% of the selling price of the property, but are subject to the prior receipt by the limited partners of their capital contributions plus a stipulated return thereon.

    New England Securities Corporation, an indirect subsidiary of Met Life, is engaged by the Partnership to act as its unit holder servicing agent. Fees and out-of-pocket expenses for such services totaled $3,524, $3,171 and $4,456 in 1996, 1995 and 1994, respectively.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires the Managing General Partner to make estimates affecting the reported amounts of assets and liabilities, and of revenues and expenses. In the Partnership's business, certain estimates require an assessment of factors not within management's control, such as the ability of tenants to perform under long-term leases and the ability of the properties to sustain their occupancies in changing markets. Actual results, therefore, could differ from those estimates.

REAL ESTATE JOINT VENTURES

    Investments in joint ventures, including loans made to joint ventures, which are in substance real estate investments, are stated at cost plus (minus) equity in undistributed joint venture income (losses). Allocations of joint venture income (losses) were made to the Partnership's venture partners as long as they had substantial economic equity in the project. Economic equity is measured by the excess of the appraised value of the property over the Partnership's total cash investment plus accrued preferential returns and interest thereon. For its one remaining joint venture investment, the Partnership records its ownership share of the operating results, after the elimination of all inter-entity transactions, since its venture partner, an affiliate of the Partnership, has substantial economic equity in the project. Joint ventures are consolidated with the accounts of the Partnership if, and when, the venture partner no longer shares in the control of the business.

PROPERTY

    Property includes land, buildings and improvements, which are stated at cost less accumulated depreciation, plus other operating net assets. The Partnership's initial carrying value of a property previously owned by a joint venture equals the Partnership's carrying value of the predecessor investment on the conversion date.

CAPITALIZED COSTS, DEPRECIATION AND AMORTIZATION

    Maintenance and repair costs are expensed as incurred; significant improvements and renewals are capitalized. Depreciation is computed using the straight-line method based on the estimated useful lives of the buildings and improvements. Leasing costs are also capitalized and amortized over the related lease terms.

    Acquisition fees have been capitalized as part of the cost of real estate investments. Amounts not related to land are being amortized using the straight-line method over the estimated useful lives of the underlying real property.

    Certain tenant leases provide for rent concessions at the beginning of the lease terms and for rental increases over the lease terms. Rental revenue is being recognized on a straight-line basis over the lease terms.

REALIZABILITY OF REAL ESTATE INVESTMENTS

    The Partnership considers a real estate investment to be impaired when it determines the carrying value of the investment is not recoverable through expected undiscounted cash flows from the operations and disposition of the property. The impairment loss is based on the excess of the investment's carrying value over its estimated fair market value. For investments being held for sale, the impairment loss also includes estimated costs of sale. Property held for sale is not depreciated during the holding period. Prior to the adoption of Statement of Financial Accounting Standards No.121 as of January 1, 1995, the reduction in the investment carrying value was to estimated net realizable value.



    The carrying value of an investment may be more or less than its current appraised value. At December 31, 1996, the appraised values of two investments approximated their respective carrying values after giving effect to 1996 valuation allowances. The appraised value of the third investment was $300,000 less than its carrying value. At December 31, 1995, the aggregate carrying value of all of the Partnership's investments exceeded their aggregate appraised value by $1,700,000.

    The current appraised value of real estate investments has been determined by the Managing General Partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    Cash equivalents are stated at cost, plus accrued interest. The Partnership considers all highly liquid debt instruments purchased with a maturity of ninety days or less to be cash equivalents; otherwise, they are classified as short-term investments.

    The Partnership has the positive intent and ability to hold all short-term investments to maturity; therefore, short-term investments are carried at cost, plus accrued interest, which approximates market value. At December 31, 1996 and 1995, all investments are in commercial paper with less than three months and four months, respectively, remaining to maturity.

INCOME TAXES

    A partnership is not liable for income taxes and, therefore, no provision for income taxes is made in the financial statements of the Partnership. A proportionate share of the Partnership's income is reportable on each partner's tax return.

PER UNIT COMPUTATIONS

    Per unit computations are based on the weighted average number of units of limited partnership interest outstanding during the year. The actual per unit amount will vary by partner depending on the date of admission to, or withdrawal from, the Partnership.

NOTE 3--INVESTMENT IN PROPERTY

    On November 12, 1987, the Partnership entered into a joint venture agreement with an affiliate of The Muller Company. The venture acquired an industrial building (Rancho Dominguez, California) and a research and development building (La Mirada, California). The Partnership contributed $20,465,000 to the venture. Effective June 30, 1991, the investment was restructured to a wholly-owned property as a result of the venture partner's inability to proportionately fund cash deficits.


THE FOLLOWING IS A SUMMARY OF THE PARTNERSHIP'S INVESTMENT IN PROPERTY:

                                                                         DECEMBER 31,
                                                                 ----------------------------
                                                                      1996           1995
                                                                 -------------  -------------

Land...........................................................  $   7,339,344  $   7,339,344

Buildings and improvements.....................................     12,235,440     12,235,440

Accrued lease termination fee..................................        350,000       --

Accumulated depreciation.......................................     (3,466,160)    (2,971,596)

Investment valuation allowance.................................     (7,200,000)    (4,200,000)
                                                                 -------------  -------------

                                                                     9,258,624     12,403,188

Other net assets...............................................      1,040,472      1,181,139

Accrued environmental clean-up costs...........................        (78,089)      (162,215)
                                                                 -------------  -------------

                                                                 $  10,221,007  $  13,422,112
                                                                 -------------  -------------
                                                                 -------------  -------------

    The buildings are being depreciated over 30 years. Tenant improvements are being depreciated over the life of the underlying leases. Aggregate minimum future rental payments for the two properties are as follows: 1997- $1,342,516, 1998- $709,728, 1999- $760,429, 2000- $796,644, 2001- $801,879, thereafter -
$2,077,038.

    As a result of the protracted vacancy period and reduced expectations for rental rates over the Partnership's investment horizon, the Managing General Partner determined during 1993, and further in 1994, that the carrying value of the La Mirada investment exceeded its estimated net realizable value. Consequently, the carrying value was reduced by $3,000,000 and $1,200,000, respectively.

    The tenant in the Rancho Dominguez building has been experiencing financial difficulty, as a result of which the Partnership granted a rent abatement of $400,000 in 1995. In December 1995, the tenant's former parent company paid the Partnership $275,000 pursuant to its guarantee of a portion of the lease obligation. In the second quarter of 1996, the Partnership amended the lease. The remaining lease term was shortened to eighteen months (along with an option for the Partnership to terminate the lease with a ninety day notice) and the rental rate was reduced, in consideration for which the tenant agreed to pay two lump sum amounts: one for $1,250,000, which was received in July 1996, and another for $350,000 at the termination of the lease. The final payment is secured by a letter of credit issued by a California bank. This lease termination fee has been recognized as revenue in 1996. As a result of the new lease terms and current market conditions, the Managing General Partner determined that the carrying value of the Rancho Dominguez property was impaired. Accordingly, the carrying value was reduced to estimated fair market value with an investment valuation allowance of $3,000,000 which was also recognized in 1996.

    An environmental remediation project has been ongoing at the Rancho Dominguez building, due to contamination caused by a former tenant. The Partnership had taken a charge to operations in prior years totaling $500,000 relating to this matter. During 1995, based on a revised engineering estimate, the Partnership reduced its accrual for future costs by $200,000 which was recorded as a credit to property operating expenses. At December 31, 1996, the Managing General Partner considers the remaining accrual of $78,089 to be a reasonable estimate of the remaining cost of the remediation, which is expected to be completed in 1997.

NOTE 4--REAL ESTATE JOINT VENTURES

    The Partnership had invested in two real estate joint ventures, organized as general partnerships with a real estate management/development firm and, in one case, with an affiliate of the Partnership. It made capital contributions to the ventures, which are subject to preferential cash distributions at a specified rate and to priority distributions with respect to sale or refinancing proceeds. The Partnership also made loans to these ventures, which have been accounted for as real estate investments due to the attendant risks of ownership. The joint venture agreements provide for the funding of cash flow deficits by the venture partners in proportion to ownership interests, and for the dilution of ownership share in the event a venture partner does not contribute proportionately.

    The respective real estate management/development firm is responsible for day-to-day development and operating activities, although overall authority and responsibility for the business is shared by the ventures. The real estate management/development firms, or their affiliates, also provide various services to the joint ventures for a fee.

MEDLOCK OAKS

    On December 4, 1987, the Partnership entered into a joint venture agreement with an affiliate of the Partnership and with an affiliate of Hill Properties, Ltd., to construct and operate five warehouse and service center buildings located in Atlanta, Georgia. The Partnership made a capital contribution of $1,457,700 to the venture which is subject to preferential returns of 10.25% per annum. In addition, the Partnership made a construction/permanent mortgage loan to the venture of $3,658,843, which bears interest at 10.25% per annum.

    On September 3, 1991, ownership of the investment was restructured as a result of the management/ development firm's decision not to contribute its required proportionate share of capital to fund operating deficits. Its ownership interest was assigned pro rata to the Partnership and its affiliate. As a result, the Partnership's ownership interest increased from 28.81% to 43%.

    The aggregate minimum rents due to the venture under non-cancelable leases are $950,240, $679,580, $206,515 and $60,062 in 1997 through 2000, respectively.

    During the first quarter of 1996, the Managing General Partner determined that the Partnership would be unable to recover the carrying value of this investment and, accordingly, the carrying value was reduced by $350,000 through a charge to investment valuation allowances. The property is now under contract for sale, which is expected to close in the second quarter of 1997. The selling price will exceed the investment carrying value of $3,543,935 at December 31, 1996. For the year then ended, the Partnership's share of joint venture earnings was $210,976.

HORN ROAD

    On February 17, 1988, the Partnership entered into a joint venture agreement with an affiliate of the Sammis Company to complete construction and operate eleven industrial buildings located in Sacramento, California. The Partnership contributed capital of $3,000,000 and also made two loans to the venture of $203,830 and $40,505.


    The property owned by the joint venture was subject to a mortgage loan from a bank which matured on August 1, 1994. Since the market value of this property was significantly less than the outstanding loan balance, the Managing General Partner determined that it was in the best interest of the Partnership to transfer the property to the lender, in partial satisfaction of its obligation. Under the terms of the loan agreement, the Partnership was obligated to fund costs associated with the lease-up of vacant space, as well as provide a minimum loan paydown. The Partnership granted the lender a deed in lieu of foreclosure on November 18, 1994 at which time the Partnership also paid $395,526 in final settlement of loan guarantees.

    During 1993, as a result of poor market conditions and the likelihood of the Partnership transferring ownership of the property to the lender, the Partnership reduced the carrying value of this investment (by $1,050,000) to equal the balance of its non-recourse debt. The Partnership also accrued estimated obligations of approximately $350,000 pursuant to the loan guarantees described above. Upon granting the deed in lieu of foreclosure, the Partnership reduced the carrying value of its investment to its estimated market value, which was less than the balance of non-recourse debt and related guarantees, resulting in an investment valuation allowance of $665,248. The Partnership then recognized a gain on the early extinguishment of the debt in the same amount, which is reported as an extraordinary item in the Statement of Operations.

SUMMARIZED FINANCIAL INFORMATION

    The following summarized financial information is presented in the aggregate for the joint ventures. Revenue and expenses in 1994 do not include operations of Horn Road since the investment valuation allowances recognized by the Partnership included an estimate of operating losses to be incurred during its projected holding period. The valuation allowances and extraordinary item related to Horn Road are also excluded from joint venture results of operations.

                                     ASSETS AND LIABILITIES

                                                                           DECEMBER 31,
                                                                    --------------------------
                                                                        1996          1995
                                                                    ------------  ------------
Assets

 Real property, at cost less accumulated depreciation of $2,821,679 and $2,425,096..................................................  $  7,702,658  $  8,103,524

Other.............................................................       288,149       270,575
                                                                    ------------  ------------
                                                                       7,990,807     8,374,099

Liabilities.......................................................        86,084        49,817
                                                                    ------------  ------------

Net assets........................................................  $  7,904,723  $  8,324,282
                                                                    ------------  ------------
                                                                    ------------  ------------

                                      RESULTS OF OPERATIONS

                                                                                  YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1996          1995          1994
                                                                          ------------  ------------  ------------
Revenue

Rental income...........................................................  $  1,165,073  $  1,101,894  $  1,087,696

Other...................................................................       114,609       108,338       109,407
                                                                          ------------  ------------  ------------
                                                                             1,279,682     1,210,232     1,197,103
                                                                          ------------  ------------  ------------

Expenses

Depreciation and amortization...........................................       454,305       447,470       427,073

Operating expenses......................................................       321,958       329,830       283,929
                                                                          ------------  ------------  ------------

                                                                               776,263       777,300       711,002
                                                                          ------------  ------------  ------------

Net income..............................................................  $    503,419  $    432,932  $    486,101
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

    Liabilities and expenses exclude amounts owed and attributable to the Partnership and its affiliate on behalf of their various financing arrangements with the joint venture.

NOTE 5--INCOME TAXES

    The Partnership's income (loss) for federal income tax purposes differs from that reported in the accompanying statement of operations as follows:

                                                                                   YEAR ENDED DECEMBER 31,
                                                                           ---------------------------------------
                                                                                1996          1995         1994
                                                                           ------------  ------------  -----------

Net income (loss) per financial statements...............................  $   (911,331) $  1,309,989  $  (481,123)

Timing differences:

 Joint venture earnings..................................................      (106,138)      (84,982)    (247,286)

 Rental revenue..........................................................      (394,752)     (683,600)    (227,840)

 Expenses................................................................         2,485         1,570      --

 Depreciation and amortization...........................................       160,195       322,653      138,908

 Valuation allowances....................................................     3,350,000       --           161,821
                                                                           ------------  ------------  -----------

Taxable income (loss)....................................................  $  2,100,459  $    865,630  $  (655,520)
                                                                           ------------  ------------  -----------
                                                                           ------------  ------------  -----------

NOTE 6--PARTNERS' CAPITAL

    The Partnership maintains a repurchase fund for the purpose of repurchasing limited partnership units, pursuant to the terms and conditions set forth in the Partnership Agreement. Two percent of cash flow, as defined, is designated for the repurchase fund which had a balance of approximately $10,087 and $600 at December 31, 1996 and 1995, respectively. Through December 31, 1996, the Partnership repurchased and retired 179 limited partnership units for an aggregate cost of $153,771.

    Allocation of net income (losses) from operations and distributions of distributable cash from operations, as defined, are in the ratio of 99% to the limited partners and 1% to the general partners. Cash distributions to partners were suspended as of the second quarter of 1994. Since their reinstatement as of the second quarter of 1996, cash distributions have been made quarterly.

    Net sale proceeds and financing proceeds will be allocated first to the limited partners to the extent of their contributed capital plus a stipulated return thereon, as defined, second to pay disposition fees, and then 85% to the limited partners and 15% to the general partners. Income from sales will be allocated in proportion to the distribution of related proceeds, provided that the general partners are allocated at least 1%. Income or losses from sales, if there are no residual proceeds after the repayment of the related debt, will be allocated 99% to the limited partners and 1% to the general partners.

NOTE 7--SUBSEQUENT EVENT

    Distributions of cash from operations relating to the quarter ended December 31, 1996 were made on January 30, 1997 in the aggregate amount of $414,747 ($12.50 per limited partnership unit).

                COPLEY REALTY INCOME PARTNERS 2;
                      A LIMITED PARTNERSHIP

                          SCHEDULE III
            REAL ESTATE AND ACCUMULATED DEPRECIATION
                       DECEMBER 31, 1996

                                                           INITIAL COST TO                           COSTS CAPITALIZED
                                                           THE PARTNERSHIP                       SUBSEQUENT TO ACQUISITION
                                              ------------------------------------------  ---------------------------------------
                                  ENCUM -                    BUILDINGS &       OTHER        CARRYING      ADDITIONS
DESCRIPTION                       BRANCES         LAND      IMPROVEMENTS       (NET)         COSTS      (DISPOSITIONS)   OTHER
------------------------------  ------------  ------------  -------------  -------------  ------------  -------------  ----------
An industrial and an R & D        Note A      $7,339,344     $10,665,340     $144,934          $0         $2,250,336    $959,672
building (235,594 sq.ft) on
13.08 acres of land in Rancho
Dominguez and La Mirada,
California.
                                              ----------     -----------     --------        ------       ----------    --------
  Total Wholly-Owned                          $7,339,344     $10,665,340     $144,934          $0         $2,250,336    $959,672
                                              ----------     -----------     --------        ------       ----------    --------
                                              ----------     -----------     --------        ------       ----------    --------

43% interest in Medlock Oaks       ---------------------------------------------See Note B--------------------------------------
Associates. Owners of five
warehouse and service center
buildings (173,916 square feet)
situated on 14.9 acres of land
in Atlanta, Georgia.

60% interest in Sammis Horn        --------------------------------------------- Transferred to Lender 11/18/94 ------------------
Road Associates. Owners of
eleven one-story industrial
buildings (200,000 square feet)
on 12.26 acres of land in
Sacramento, California.

  Total Joint Ventures

                                                                  GROSS AMOUNT AT WHICH
                                                               CARRIED AT CLOSE OF PERIOD
                                  ----------------------------------------------------------------------
                                                                                                           ACCUMULATED
                                                                              INVESTMENT                   DEPRECIATION
                                                 BUILDINGS &                   VALUATION                        &
DESCRIPTION                           LAND      IMPROVEMENTS      OTHER       ALLOWANCES        TOTAL      AMORTIZATION
--------------------------------  ------------  -------------  ------------  -------------  -------------  ------------
An industrial and an R & D      $  7,339,344  $  12,915,676  $  1,104,606  ($  7,200,000) $  14,159,626  $  3,938,619
building (235,594 sq.ft) on
13.08 acres of land in Rancho
Dominguez and La Mirada,
California.
                                ------------  -------------  ------------  -------------- -------------  ------------
  Total Wholly-Owned            $  7,339,344  $  12,915,676  $  1,104,606  ($  7,200,000) $  14,159,626  $  3,938,619
                                ------------  -------------  ------------  -------------- -------------  ------------
                                ------------  -------------  ------------  -------------- -------------  ------------

43% interest in Medlock Oaks
Associates. Owners of five
warehouse and service center
buildings (173,916 square feet)
situated on 14.9 acres of land
in Atlanta, Georgia.                                                                     $   3,543,935           N/A
                                                                                         -------------
                                                                                         -------------

60% interest in Sammis Horn                                                              $           0           N/A
Road Associates. Owners of
eleven one-story industrial
buildings (200,000 square feet)
on 12.26 acres of land in
Sacramento, California.
                                                                                         -------------
Total Joint Ventures                                                                     $   3,543,935
                                                                                         -------------
                                                                                         -------------



                                    DATE OF       DATE     DEPRECIABLE
DESCRIPTION                       CONSTRUCTION  ACQUIRED      LIFE
--------------------------------  ------------  ---------  -----------
An industrial and an R & D        1962 & 1987    11/12/87   30 Years
building (235,594 sq.ft) on
13.08 acres of land in Rancho
Dominguez and La Mirada,
California.

Total Wholly-Owned


43% interest in Medlock Oaks      Phase I-1987
Associates. Owners of five        Phase II-1990  12/4/87   30/15 Yrs
warehouse and service center
buildings (173,916 square feet)
situated on 14.9 acres of land
in Atlanta, Georgia.

60% interest in Sammis Horn        1986           2/17/88     30 Yrs
Road Associates. Owners of
eleven one-story industrial
buildings (200,000 square feet)
on 12.26 acres of land in
Sacramento, California.

                        COPLEY REALTY INCOME PARTNERS 2

                             NOTE A TO SCHEDULE III

                                      1996      1996                              ACCUMULATED               ACCUMULATED
                                      INCREASE  INCREASE                          AMORTIZATION 1996         AMORTIZATION
RECONCILIATION             1996       IN        IN        1996                    &            AMORTIZATION &
OF REAL        COST        INVESTMENT DEFERRED  PROPERTY  INVESTMENT  COST        DEPRECIATION &            DEPRECIATION 12/31/96
ESTATE OWNED   AS OF       IN         LEASING   WORKING   VALUATION   BALANCE AT  AS OF        DEPRECIATION AS OF        PROPERTY
DESCRIPTION    12/31/95    PROPERTY   COSTS     CAPITAL   ALLOWANCE   12/31/96    12/31/95     EXPENSE      12/31/96     NET
-------------- ----------- ---------- --------  --------  ----------  ----------  ------------ ------------ ------------ ----------
Rancho
  Dominguez,
  California
  & La
  Mirada,
  California   $16,677,583         $0       $0  $482,043 ($3,000,000) $14,159,626   $3,255,472     $683,147   $3,938,619 $10,221,007
-------------- ----------- ---------- --------  --------  ----------  ----------  ------------ ------------ ------------ -----------
-------------- ----------- ---------- --------  --------  ----------  ----------  ------------ ------------ ------------ -----------





                        COPLEY REALTY INCOME PARTNERS 2

                             NOTE B TO SCHEDULE III

                                                                     1996
                                               1996                  CASH        1996          1996
                                               EQUITY    1996        RECEIVED    AMORTIZATION  AMORTIZATION
             PERCENT    BALANCE   1996         IN        INVESTMENT  FROM        OF            OF            BALANCE
             OF         AS OF     INVESTMENT   INCOME    VALUATION   JOINT       ACQUISITION   DEFERRED      AS OF
DESCRIPTION  OWNERSHIP 12/31/95   IN PROPERTY  (LOSS)    ALLOWANCE   VENTURES    FEES          INTEREST      12/31/96
-----------  --------- ---------- -----------  ------    ----------  ----------  -----------   ------------  --------


Medlock
  Oaks         43%     $4,085,073          $0  $209,076  ($350,000)  ($396,881)  ($5,233)        $1,900      $3,543,935
                       ----------  ----------  --------  ---------   ---------   -------         ------      ----------
                       $4,085,073          $0  $209,076  ($350,000)  ($396,881)  ($5,233)        $1,900      $3,543,935
                       ----------  ----------  --------  ---------   ---------   -------         ------      ----------
                       ----------  ----------  --------  ---------   ---------   -------         ------      ----------



                              FINANCIAL STATEMENTS
                                  INDEX NO. 2

               Independent Auditor's Report and Financial Statements

                           of Medlock Oaks Associates

                                                                          Page #
                                                                          ------

Independent Auditor's Report of Habif, Arogeti and Wynne, P.C...........

Balance Sheets--December 31, 1996 and 1995..............................

Statements of Operations--For the Years Ended
  December 31, 1996, 1995 and 1994......................................

Statements of Changes in Venturers' Deficit--For the Years Ended
  December 31, 1996, 1995 and 1994......................................

Statements of Cash Flows--For the Years Ended
  December 31, 1996, 1995 and 1994......................................

Notes to Financial Statements...........................................

                            MEDLOCK OAKS ASSOCIATES

                              FINANCIAL STATEMENTS
                       DECEMBER 31, 1996, 1995, AND 1994

                            MEDLOCK OAKS ASSOCIATES

                               TABLE OF CONTENTS

                                                                PAGE
                                                               ------
Independent auditors' report                                      1

Financial statements:

  Balance sheets                                                  2

  Statements of operations                                        3

  Statements of changes in venturers' deficit                     4

  Statements of cash flows                                      5-6

  Notes to financial statements                                7-10

                          Habif, Arogeti & Wynne, P.C.
                          Certified Public Accountants

                          INDEPENDENT AUDITORS' REPORT

To the Venturers of
Medlock Oaks Associates

    We have audited the accompanying balance sheets of MEDLOCK OAKS ASSOCIATES [a joint venture] as of December 31, 1996 and 1995 and the related statements of operations, changes in venturers' deficit, and cash flows for the years ended December 31, 1996, 1995, and 1994. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MEDLOCK OAKS ASSOCIATES as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years ended December 31, 1996, 1995, and 1994 in conformity with generally accepted accounting principles.

/s/ Habif, Arogeti & Wynne, P.C.

ATLANTA, GEORGIA

January 17, 1997

                                             MEMBERS
                                                                       AICPA DIVISION FOR CPA FIRMS
    GEORGIA SOCIETY OF                AMERICAN INSTITUTE OF         PRIVATE COMPANIES PRACTICE SECTION
CERTIFIED PUBLIC ACCOUNTANTS      CERTIFIED PUBLIC ACCOUNTANTS            SEC PRACTICE SECTION
           -----------------------------------------------------------------------------------
 1073 West Peachtree Street, N.E. * Atlanta, Georgia 30309-3837 * (404) 892-9651 * Fax (404) 876-3913

                            MEDLOCK OAKS ASSOCIATES
                                 BALANCE SHEETS
                                  DECEMBER 31,

                                     ASSETS

                                                                        1996          1995
                                                                    ------------  ------------

Property, at cost, pledged as collateral
  Land............................................................  $  2,083,500  $  2,083,500
  Buildings and improvements......................................     5,771,252     5,762,432
  Tenant improvements.............................................     3,072,584     3,085,687
                                                                    ------------  ------------
                                                                      10,927,336    10,931,619
    Allowance for depreciation....................................    (2,952,906)   (2,539,128)
                                                                    ------------  ------------
                                                                       7,974,430     8,392,491
                                                                    ------------  ------------
Cash..............................................................       151,694       103,194
                                                                    ------------  ------------
Other assets
  Receivables, net of allowance for doubtful accounts of $12,000 for
    1996 and $17,000 for 1995.....................................        77,125        84,391
  Deferred lease commissions, net of accumulated amortization of
    $185,876 for 1996 and $149,545 for 1995.......................        59,330        82,990
                                                                    ------------  ------------
                                                                         136,455       167,381
                                                                    ------------  ------------
                                                                    $  8,262,579  $  8,663,066
                                                                    ------------  ------------
                                                                    ------------  ------------
                           LIABILITIES AND VENTURERS' DEFICIT
Liabilities
  Accounts payable and accrued expenses...........................  $     22,421  $      2,267
  Notes payable...................................................     8,508,937     8,508,937
  Guaranteed payments to venturers................................     2,171,719     1,824,244
  Prepaid rent....................................................        17,839           -0-
  Security deposits...............................................        45,824        47,550
  Accrued interest payable........................................     1,886,865     1,662,684
                                                                    ------------  ------------
                                                                      12,653,605    12,045,682
                                                                    ------------  ------------
Venturers' deficit
  Copley Realty Income Partners 1.................................    (2,502,887)   (1,928,093)
  Copley Realty Income Partners 2.................................    (1,888,139)   (1,454,523)
                                                                    ------------  ------------
                                                                      (4,391,026)   (3,382,616)
                                                                    ------------  ------------
                                                                    $  8,262,579  $  8,663,066
                                                                    ------------  ------------
                                                                    ------------  ------------

                       See auditors' report and accompanying notes

                            MEDLOCK OAKS ASSOCIATES
                            STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                             1996          1995          1994
                                                                         ------------  ------------  ------------
Revenues
  Rental...............................................................  $  1,165,073  $  1,101,894  $  1,087,696
  Other................................................................       112,479       104,650       105,351
                                                                         ------------  ------------  ------------
                                                                            1,277,552     1,206,544     1,193,047
                                                                         ------------  ------------  ------------
Expenses
  Amortization.........................................................        40,303        45,634        51,428
  Bad debts............................................................         6,693         5,000        13,624
  Depreciation.........................................................       431,197       419,031       392,840
  General operating....................................................        56,385        44,650        41,342
  Insurance............................................................         4,152         4,440         4,489
  Landscaping and grounds..............................................        29,249        24,867        14,475
  Management fees......................................................        39,260        36,075        36,225
  Professional fees....................................................        12,421        16,143        12,992
  Property taxes.......................................................        85,062        87,665        87,665
  Repairs and maintenance..............................................        18,379        25,928        20,767
  Utilities............................................................        39,686        43,270        52,350
                                                                         ------------  ------------  ------------
                                                                              762,787       752,703       728,197
                                                                         ------------  ------------  ------------
    Income from operations.............................................       514,765       453,841       464,850
                                                                         ------------  ------------  ------------
Other income [expense]
  Loss on abandonment of tenant improvements...........................      [30,671]      [41,792]           -0-
  Interest income......................................................         2,130         3,688         4,056
  Interest expense.....................................................   [1,147,159]   [1,086,792]   [1,032,237]
                                                                         ------------  ------------  ------------
                                                                          [1,175,700]   [1,124,896]   [1,028,181]
                                                                         ------------  ------------  ------------
    Net loss...........................................................  $  [660,935]  $  [671,055]  $  [563,331]
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------

                       See auditors' report and accompanying notes

                            MEDLOCK OAKS ASSOCIATES
                  STATEMENTS OF CHANGES IN VENTURERS' DEFICIT
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                                        COPLEY         COPLEY
                                                                        REALTY         REALTY
                                                                        INCOME         INCOME
                                                                      PARTNERS 1     PARTNERS 2         TOTAL
                                                                     -------------  -------------  -------------
Balances, January 1, 1994..........................................  $   [828,371]  $   [624,909]  $ [1,453,280]
  Net loss.........................................................      [321,099]      [242,232]      [563,331]
  Guaranteed payments..............................................      [198,061]      [149,414]      [347,475]
                                                                     -------------  -------------  -------------
Balances, December 31, 1994........................................    [1,347,531]    [1,016,555]    [2,364,086]
  Net loss.........................................................      [382,501]      [288,554]      [671,055]
  Guaranteed payments..............................................      [198,061]      [149,414]      [347,475]
                                                                     -------------  -------------  -------------
Balances, December 31, 1995........................................    [1,928,093]    [1,454,523]    [3,382,616]
  Net loss.........................................................      [376,733]      [284,202]      [660,935]
  Guaranteed payments..............................................      [198,061]      [149,414]      [347,475]
                                                                     -------------  -------------  -------------
Balances, December 31, 1996........................................  $ [2,502,887]  $ [1,888,139]  $ [4,391,026]
                                                                     -------------  -------------  -------------
                                                                     -------------  -------------  -------------

                       See auditors' report and accompanying notes

                            MEDLOCK OAKS ASSOCIATES
                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                          Increase [Decrease] In Cash

                                                                              1996          1995          1994
                                                                          ------------  ------------  ------------
Cash flows from operating activities
  Net loss..............................................................  $  [660,935]  $  [671,055]  $  [563,331]
                                                                          ------------  ------------  ------------
  Adjustments to reconcile net loss to net cash provided by operating activities
    Depreciation and amortization.......................................       471,500       464,665       444,267
    Provision for allowance for doubtful accounts.......................       [5,000]         5,000       [5,500]
    Loss on abandonment of tenant improvements..........................        30,671        41,792           -0-
    Changes in assets and liabilities
      Decrease in receivables...........................................        12,266         9,826        82,407
      Decrease [Increase] in prepaid expenses...........................           -0-         2,400         [312]
      Increase in deferred lease commissions............................      [16,644]      [24,190]      [29,373]
      Increase [Decrease] in accounts payable and accrued expense.......        20,154      [27,171]     [164,553]
      Increase [Decrease] in prepaid rent...............................        17,839       [9,593]      [33,693]
      Decrease in security deposits.....................................       [1,726]       [8,062]       [4,582]
      Increase in accrued interest......................................       224,181       343,772       340,390
                                                                          ------------  ------------  ------------
        Total adjustments...............................................       753,241       798,439       629,051
                                                                          ------------  ------------  ------------
          Net cash provided by operating activities.....................        92,306       127,384        65,720
                                                                          ------------  ------------  ------------
Cash flows from investing activities
  Acquisition of property...............................................      [43,806]     [118,669]      [45,551]
                                                                          ------------  ------------  ------------
    Net increase in cash................................................        48,500         8,715        20,169
Cash, beginning of year.................................................       103,194        94,479        74,310
                                                                          ------------  ------------  ------------
    Cash, end of year...................................................  $    151,694  $    103,194  $     94,479
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

                       See auditors' report and accompanying notes

                                  MEDLOCK OAKS ASSOCIATES
                           STATEMENTS OF CASH FLOWS [CONTINUED]
                              FOR THE YEARS ENDED DECEMBER 31,

                                                 1996       1995       1994
                                               ---------  ---------  ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the years for
  Interest...................................  $ 922,978  $ 743,020  $ 691,847

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES

Increases in accrued guaranteed payments of $347,475 are reflected as a reduction in venturers' equity for the years ended December 31, 1996, 1995, and 1994.

During 1995, $188,956 of fully amortized deferred leasing commissions were retired.

                       See auditors' report and accompanying notes

                        MEDLOCK OAKS ASSOCIATES
                     NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 1996, 1995, AND 1994

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

TERMS OF THE JOINT VENTURE AGREEMENT:

    MEDLOCK OAKS ASSOCIATES, a Georgia joint venture, was formed December 4, 1987 under an agreement between Copley Realty Income Partners 1 and 2 [CRIP 1 and CRIP 2], two Massachusetts limited partnerships, and Hill Limited #10 [Hill], a Georgia limited partnership, with initial ownership interests of 34.2%, 25.8% and 40%, respectively. Effective January 1, 1990, the respective interests of the Venturers were: CRIP 1--38.19%; CRIP 2 - 28.81%; and Hill's--33%. On September 3, 1991, the Joint Venture entered into an agreement for the transfer and assignment of Hill's 33% Joint Venture interest to CRIP 1 and CRIP 2. Upon execution of the agreement, CRIP 1 and CRIP 2's partnership interests increased to 57% and 43%, respectively. Under this agreement, Hill has no rights or entitlements to any future allocations and distributions or to any amounts accrued as of the date of the transfer.

    The purpose of the Venture is to own and operate Medlock Oaks Business Center located in Gwinnett County, Georgia. The Project consists of two phases. Phase I consists of three office/warehouse buildings with approximately 114,900 rentable square feet and was completed in December 1987. Phase II consists of two office/warehouse buildings with approximately 60,200 rentable square feet and was completed in May 1990.

    CRIP 1 and CRIP 2 initially contributed $1,932,300 and $1,457,700 to the Joint Venture. Except as provided in the Joint Venture Agreement, the Venturers will not be required to make any further capital contributions.

    The operating cash flow, as defined in the Joint Venture Agreement, must be distributed in the following order of priority:

    - To CRIP 1 and 2, pro rata, based on their respective amounts of invested capital, in payment of any monthly guaranteed payments.

    - To CRIP 1 and 2, pro rata, based on their respective amounts of invested capital, in payment of any outstanding accrued monthly guaranteed payments.

    - To the Venturers in payment of their default priority returns.

    - To the Venturers in payment of their deficit preferred returns.

    - To the Venturers in accordance with their respective interests.

                        MEDLOCK OAKS ASSOCIATES
              NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   DECEMBER 31, 1996, 1995, AND 1994

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

    Capitalization:

    All costs related to planning, development, and construction of the buildings have been capitalized as construction costs. Costs incurred to form the Joint Venture, obtain financing, and promote the development have also been capitalized.

    Interest incurred on the notes was capitalized during the 1990 construction and lease up periods.

    Property:

    Property is carried at cost. Expenditures for maintenance and repairs are expensed currently, while renewals and betterments that materially extend the life of an asset are capitalized. The cost of assets sold, retired, or otherwise disposed of, and the related allowance for depreciation, are eliminated from the accounts, and any resulting gain or loss is included in operations.

    Depreciation is provided using the straight-line method over the estimated useful lives of the assets which are as follows:

    Buildings and improvements                                  30 years
    Tenant improvements                                         15 years

    Amortization:

    Deferred lease commissions costs were capitalized and are being amortized on a straight-line basis over the term of the related lease.

    Leasing Revenue:

    Income from operating leases, which includes scheduled increases over the lease term, is recognized on a straight-line basis. For the years ended December 31, 1996, 1995, and 1994, income recognized on a straight-line basis was less than income which would have accrued in accordance with the lease by approximately $8,000, $5,000, and $90,000, respectively. Receivables which resulted from recognizing income on a straight-line basis totaled $69,930 at December 31, 1996 and $80,670 at December 31, 1995.

                        MEDLOCK OAKS ASSOCIATES
              NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   DECEMBER 31, 1996, 1995, AND 1994

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

    Receivables:

    The Venture provides warehouse and office space to tenants located in the metropolitan Atlanta area. Credit is issued based upon the size of the company, its past history, and other factors. Tenants are approved by all venturers. If any defaults occur, the accounting loss would be the value of receivables owed by the tenant, any unamortized leasing commissions and, possibly, tenant improvements provided to the tenant by the Venture.

    Reclassifications:

    Certain prior year amounts have been reclassified to conform to the 1996 presentation.

    Income Taxes:

    No provision has been made for income taxes because each venturer's proportionate share of the Joint Venture income or loss is passed through to be included in the individual tax return of the venturer.

B. NOTES PAYABLE:

    Under the notes payable to CRIP 1 and CRIP 2, as amended effective January 1, 1990, the Joint Venture may borrow up to $8,710,000 ($4,964,700 from CRIP 1 and $3,745,300 from CRIP 2) at 10.25% per annum for the construction of Phase I tenant improvements, the Phase II building shell and Phase II tenant improvements. The notes bear interest at an annual rate of 10.25% per annum which is payable monthly through December 4, 1997, at which date all outstanding principal and accrued interest is due. The notes are secured by a first mortgage on the land and buildings as well as an assignment of all leases and rental income. Total principal due under these notes at December 31, 1996 and 1995 was $4,850,094 to CRIP 1 and $3,658,843 to CRIP 2.

    Accrued interest of $1,033,002 and $1,083,815 relating to those notes has been included in the accompanying balance sheets at December 31, 1996 and 1995, respectively. The Joint Venture paid $922,978, $743,020, and $691,847 in interest in 1996, 1995, and 1994, respectively.

C. GUARANTEED PAYMENTS:

    The Venture is required to make monthly guaranteed payments to CRIP 1 and 2 based on the amount of invested capital outstanding in CRIP 1 and 2's capital accounts for each month during the year. The guaranteed payments accrue at the rate of 10.25% per annum and unpaid guaranteed payments accrue at 10.25% per annum. Guaranteed payments totaled $198,061 for CRIP 1 and $149,414 for CRIP 2 in each of the last three years. Amounts accrued but unpaid are $2,171,719 and $1,824,244 at December 31, 1996 and 1995, respectively. Accrued interest related to the unpaid guaranteed payments totaled $853,863 and $578,869 at December 31, 1996 and 1995, respectively.

                        MEDLOCK OAKS ASSOCIATES
              NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   DECEMBER 31, 1996, 1995, AND 1994

D. LEASE RENTALS:

    At present, the Joint Venture has approximately 19 tenants. Future minimum rentals to be received under the existing leases at December 31, 1996, which are classified and accounted for as operating leases, are as follows:

         DECEMBER 31,              LEASE REVENUES
         ---------------           --------------

             1997                   $    950,240

             1998                        679,580

             1999                        206,515

             2000                         60,062
                                    ------------
                                    $  1,896,397
                                    ------------
                                    ------------

E. MATTERS AFFECTING OPERATIONS:

    The Joint Venture has incurred operating losses since inception and currently projects operating losses and cash flow deficits for the next year in excess of committed borrowing capacity. Therefore, the ability of the Joint Venture to continue as a going concern is dependent upon obtaining additional financing, or funding from CRIP 1 and CRIP 2, since the success of future operations cannot be determined at this time.

    The management of CRIP 1 and CRIP 2 has indicated its intentions to provide the additional financing as needed by deferring payments of interest and making capital contributions or loans to provide for continued operations of the Joint Venture through at least January 1, 1998.

                                 EXHIBIT INDEX

EXHIBIT                                                                 PAGE
NUMBER                                                                  NUMBER
--------                                                                ------
10A.      MCV III Associates ("MCV") General Partnership Agreement         *
          dated as of November 12, 1987 between Tri-Partners, the Partnership.

10B.      Lease agreement dated as of September 28, 1987 and Addendum      *
          dated as of October 12, 1987 by which MCV agrees to lease to Genisco Technology Corporation ("Genisco") 7.02 acres of land and a research and development building located thereon in La Mirada, California.

10C.      Lease Agreement dated as of November 12, 1987 by which MCV       *
          agrees to lease an industrial building located in Rancho Dominguez, California to Engineering Magnetics.

10D.      Agreement regarding Assignment and Assumption of Lease by and    *
          between MCV and Genisco dated as of November 12, 1987.

10E.      Medlock Oaks Associates ("Medlock Oaks") Joint Venture           *
          Agreement dated as of December 4, 1987 by and between the Partnership and Copley Realty Income Partners 1, a Limited Partnership (collectively, the "Affiliates") and Hill Limited
          #10, a Georgia limited partnership ("Hill").

10F.      Promissory Note dated December 4, 1987 from Medlock Oaks to      *
          the Affiliates.

10G.      Deed to Secure Debt and Security Agreement dated as of           *
          December 4, 1987 between Medlock Oaks and the Affiliates.

10H.      Loan Agreement dated as of December 4, 1987 between Medlock      *
          Oaks and Affiliates.

10I.      Assignment of Lease Agreements dated as of December 4, 1987      *
          by between Hill and Medlock Oaks.

10J.      Joint Venture Agreement of Sammis Horn Road Associates dated     *
          as of February 17, 1988 by and between the Registrant and Sammis Rancho Cordova Associates.

10K.      Construction Loan Agreement dated as of May 11, 1988 by and      *
          between Sammis Horn Road Associates, Borrower, and The First National Bank of Chicago, Lender.

10L.      Secured Promissory Note dated May 11, 1988 in the principal      *
          amount of $4,600,000 by Sammis Horn Road Associates to
          The First National Bank of Chicago.

--------------------------------
*   Previously filed and incorporated herein by reference.

                                 EXHIBIT INDEX

EXHIBIT                                                                 PAGE
NUMBER                                                                  NUMBER
--------                                                                ------
10M.      Deed of Trust and Assignment of Rents dated as of May 11,        *
          1988 by and among Sammis Horn Road Associates (Trustor),
          Stewart Title Guaranty Company (Trustee), and The First
          National Bank of Chicago (Beneficiary).

10N.      Assignment of Rents, Leases, Income and Profits dated as         *
          of May 11, 1988 by Sammis Horn Road Associates (Assignor) to The First National Bank of Chicago (Assignee).

10P.       Second Amendment to General Partnership Agreement of MCV III    *
           Associates by and between the Registrant and Tri-Partners.

10Q.       Second Amendment to Joint Venture Agreement of Medlock Oaks     *
           Associates ("Medlock Oaks"), dated as of January 1, 1990, by and among the Registrant, Copley Realty Income Partners 1,
           A Limited Partnership (collectively, the "Affiliates") and
           Hill Limited #10, a Georgia limited partnership ("Hill").

10R.       Amended and Restated Promissory Note dated as of January 1,     *
           1990, from Medlock Oaks to the Affiliates.

10S.       First Amendment to Deed to Secure Debt and Security Agreement   *
           dated as of January 1, 1990 between Medlock Oaks and the Affiliates.

10T.       First Amendment to Loan Agreement dated as of January 1, 1990   *
           between Medlock Oaks and the Affiliates.

10U.       Second Amendment to Joint Venture Agreement of Sammis Horn      *
           Road Associates effective as of April 1, 1989 by and between the Registrant and Sammis Rancho Cordova Associates.

10V.       Agreement for Dissolution, Distribution and Winding-Up of       *
           MCV III Associates dated May 31, 1991 by and between
           TRI-Partners, a California general partnership and the Registrant.

10W.       Transfer and Assignment of Joint Venture Interest in Medlock    *
           Oaks Associates made and entered into as of September 3, 1991 by and between Hill Limited #10, a Georgia limited partnership, and Copley Realty Income Partners 1; A Limited Partnership, a Massachusetts limited partnership and the Registrant.

10X.       Incentive Property Management Agreement effective as of May     *
           31, 1991 by and between TRI-Partners, a California general partnership, and the Registrant.

--------------------------------
*   Previously filed and incorporated herein by reference.

                                 EXHIBIT INDEX

EXHIBIT                                                                 PAGE
NUMBER                                                                  NUMBER
--------                                                                ------
10Y.       Agreement of Purchase and Sale and Joint Escrow Instructions    *
           made and entered into as of May 17, 1991 by and between Sammis Horn Road Associates, a California general partnership ("Seller"), and Rico's Draperies, Inc. ("Buyer").

10Z.       Second Amendment to Loan Documents dated as of August 1,        *
           1992 by and between Sammis Horn Road Associates and The First National Bank of Chicago.

10AA.      Second Amendment to Deed of Trust, Assignment of Rents and      *
           Other Security Documents dated as of August 1, 1992 by and between Sammis Horn Road Associates, as Trustor, and The
           First National Bank of Chicago, as Beneficiary.

10BB.      Repayment Guaranty dated August 1, 1992 by the Registrant       *
           (the "Guarantor") The First National Bank of Chicago
           (the "Holder").

10CC.      Completion Guaranty dated August 1, 1992 by the Registrant      *
           and CRIP2 Pool (collectively, the "Guarantors") in favor of The First National Bank of Chicago (the "Holder").

10DD.      First Amended and Completely Restated Joint Venture Agreement   *
           of Sammis Horn Road Associates, effective as of July 31, 1992 by and among the Registrant, CRIP 2 Pool, and Sammis Rancho Cordova Associates.

10EE.      Settlement Agreement dated October 24, 1994 by and between      *
           Sammis Horn Road Associates, the Registrant, CRIP 2 Pool,
           Lee C. Sammis, Samuel G. Lindsay, John S. Hagestad, Carl F. Willgeroth, "Guarantors", and The First National Bank of
           Chicago and SCI Properties, "Transferee".

10FF.      Lease dated February, 1994 by and between the Registrant,       *
           "Lessor", and Babcock, Inc., "Lessee".

10GG. First Amendment of Lease dated March 22, 1994 by and between the Registrant, "Lessor", and Babcock, Inc., "Lessee".

10HH.      Second Amendment of Lease dated December 30, 1994 by and        *
           between the Registrant, "Lessor", and  Babcock, Inc., "Lessee".

10II       Third Amendment of Lease dated January 17, 1995 by and          *
           between the Registrant, "Lessor", and Babcock, Inc., "Lessee".

------------------------

*   Previously filed and incorporated herein by reference.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      COPLEY REALTY INCOME PARTNERS 2;
                                      A LIMITED PARTNERSHIP

Date: March 31, 1997                  By: /s/ Joseph W. O'Connor
                                          -----------------------------
                                          Joseph W. O'Connor
                                          President of the
                                          Managing General Partner

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------    -------------

                                    President, Principal
                                    Executive Officer and
                                    Director of the
/s/ Joseph W. O'Connor              Managing General Partner    March 31, 1997
------------------------
Joseph W. O'Connor

                                    Principal Financial and
                                    Accounting Officer of the
/s/ Daniel C. Mackowiak             Managing General Partner    March 31, 1997
------------------------
Daniel C. Mackowiak

                                    Director of the
/s/ Daniel J. Coughlin              Managing General Partner    March 31, 1997
------------------------
Daniel J. Coughlin

                                    Director of the
/s/ James J. Finnegan               Managing General Partner    March 31, 1997
------------------------
James J. Finnegan