Form 10-Q
period 1997-03-31
COPLEY REALTY INCOME PARTNERS 2
filed 1997-04-30
CIK 809765

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1997             Commission File Number 0-17810



                       COPLEY REALTY INCOME PARTNERS 2;
                             A LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)


       Massachusetts                               04-2742008
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

     225 Franklin Street, 25th Fl.
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

                              Yes  X    No
                                  ---     ---

                       COPLEY REALTY INCOME PARTNERS 2;
                             A LIMITED PARTNERSHIP

                                   FORM 10-Q


                       FOR QUARTER ENDED MARCH 31, 1997


                                    PART I


                             FINANCIAL INFORMATION

BALANCE SHEET
(Unaudited)


                                    March 31, 1997  December 31, 1996
                                    --------------  -----------------
Assets

Real estate investments:
 Property, net                         $10,161,244        $10,221,007
 Joint ventures                          3,487,408          3,543,935
                                       -----------        -----------
                                        13,648,652         13,764,942

Cash and cash equivalents                3,901,019          3,560,038
Short-term investments                   1,650,428          2,062,313
                                       -----------        -----------
                                       $19,200,099        $19,387,293
                                       ===========        ===========

Liabilities and Partners' Capital

Accounts payable                       $    37,865        $    51,224
Accrued management fee                     153,468             41,019
                                       -----------        -----------
Total liabilities                          191,333             92,243
                                       -----------        -----------



Partners' capital (deficit):
 Limited partners ($1,000 per unit;
  100,000 units authorized, 32,818
  units issued and outstanding)         19,108,945         19,392,367
 General partners                         (100,179)           (97,317)
                                       -----------        -----------
Total partners' capital                 19,008,766         19,295,050
                                       -----------        -----------
                                       $19,200,099        $19,387,293
                                       ===========        ===========

               (See accompanying notes to financial statements)

STATEMENT OF OPERATIONS (Unaudited)

                                        Quarter ended March 31,
                                          1997          1996
                                       -----------  ------------
Investment Activity

Property rentals                        $ 365,278     $ 401,471
Depreciation and amortization            (109,304)     (201,370)
Property operating expenses               (57,277)      (55,561)
                                        ---------     ---------
                                          198,697       144,540
                                        ---------     ---------


Joint venture earnings                     40,854        54,091

Investment valuation allowance                  -      (350,000)
                                        ---------     ---------
 Total real estate operations             239,551      (151,369)

Interest on cash equivalents
 and short-term investments                72,122        47,636
                                        ---------     ---------

 Total investment activity                311,673      (103,733)
                                        ---------     ---------

Portfolio Expenses

General and administrative                 29,742        26,876
Management fee                            153,468             -
                                        ---------     ---------
                                          183,210        26,876
                                        ---------     ---------

Net income (loss)                       $ 128,463     $(130,609)
                                        =========     =========

Net income (loss) per weighted
 average limited partnership unit           $3.88        $(3.94)
                                        =========     =========

Weighted average number of limited
 partnership units outstanding
 during the period                         32,818        32,848
                                        =========     =========

               (See accompanying notes to financial statements)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                                     Quarter ended March 31,
                                 1997                       1996
                                ------                     ------
                         General      Limited       General     Limited
                         Partners     Partners      Partners    Partners
                         --------     --------      --------    --------
Balance at beginning
  of period             $ (97,317)  $19,392,367    $(79,910)  $21,133,635

Cash distributions         (4,147)     (410,600)          -             -

Net income (loss)           1,285       127,178      (1,306)     (129,303)
                        ---------   -----------   ---------   -----------

Balance at end of
  period                $(100,179)  $19,108,945    $(81,216)  $21,004,332
                        =========   ===========   =========   ===========




               (See accompanying notes to financial statements)

SUMMARIZED STATEMENT OF CASH FLOWS
(Unaudited)

                                              Quarter ended March 31,
                                             -------------------------
                                                1997           1996
                                              --------       --------

Net cash provided by operating activities    $  354,735    $  346,275
                                             ----------    ----------

Cash flows from investing activities:
  Increase (decrease) in short-term
    investments, net                            400,993      (431,256)
                                             ----------    ----------
Cash flows from financing activities:
  Distributions to partners                    (414,747)            -
                                             ----------    ----------

Net increase (decrease) in cash and cash
  equivalents                                   340,981       (84,981)

Cash and cash equivalents:
  Beginning of period                         3,560,038     1,934,364
                                             ----------    ----------

  End of period                              $3,901,019    $1,849,383
                                             ==========    ==========


               (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)


   In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 1997 and December 31, 1996 and the results of its operations, its cash flows and changes in partners' capital (deficit) for the interim periods ended March 31, 1997 and 1996. These adjustments are of a normal recurring nature.

   See notes to financial statements included in the Partnership's 1996 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.


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


NOTE 2 - PROPERTY
-----------------

   The Partnership's investment in property consists of an industrial building in Rancho Dominguez, California, and a research and development building in La Mirada, California. The following is a summary of the Partnership's investment in property:


                                        March 31, 1997   December 31, 1996
                                        ---------------  ------------------

Land                                       $ 7,339,344         $ 7,339,344
Buildings and improvements                  12,235,440          12,235,440
Accrued lease termination fee                  350,000             350,000
Accumulated depreciation                    (3,554,410)         (3,466,160)
Investment valuation allowance              (7,200,000)         (7,200,000)
                                           -----------         -----------
                                             9,170,374           9,258,624


Other net assets                             1,064,455           1,040,472
Accrued environmental clean-up costs           (73,585)            (78,089)
                                           -----------         -----------
                                           $10,161,244         $10,221,007
                                           ===========         ===========

     As a result of a protracted vacancy period and reduced expectations for rental rates over the Partnership's investment horizon, the managing general partner determined during 1993 that the carrying value of the La Mirada investment exceeded its estimated net realizable value. Consequently, the carrying value has been reduced by $4,200,000.

     In the second quarter of 1996, the Partnership amended the lease with the sole tenant at the Rancho Dominguez property. The remaining lease term was shortened to eighteen months (along with an option for the Partnership to terminate the lease with a ninety day notice) and the rental rate was reduced, in consideration for which the tenant agreed to pay two lump sum amounts: one for $1,250,000, which was received in July 1996, and another for $350,000 at the termination of the lease. The final payment is secured by a letter of credit issued by a California bank. This lease termination fee was recognized as revenue in 1996. As a result of the new lease terms and current market conditions, the managing general partner determined that the carrying value of the Rancho Dominguez property was impaired. Accordingly, the carrying value was reduced to estimated fair market value with an investment valuation allowance of $3,000,000 which was also recognized in 1996.

NOTE 3 - REAL ESTATE JOINT VENTURES
-----------------------------------

     The following summaries of assets and liabilities and of results of operations relate to the Medlock Oaks joint venture.


                            Assets and Liabilities
                            -----------------------

                                    March 31, 1997  December 31, 1996
                                    --------------  -----------------
Assets
  Real property, at cost less
     accumulated depreciation of
     $2,922,139 and $2,821,679          $7,604,544         $7,702,658
  Other                                    244,922            288,149
                                        ----------         ----------
                                         7,849,466          7,990,807
                                        ----------         ----------

Liabilities                                 69,964             86,084
                                        ----------         ----------

Net assets                              $7,779,502         $7,904,723
                                        ==========         ==========

                             Results of Operations
                             ---------------------

                                      Quarter Ended March 31,
                                      -----------------------
                                          1997      1996
                                         ------    ------
Revenue

       Rental income                    $287,448  $320,174
       Other                                 495       588
                                        --------  --------
                                         287,943   320,762
                                        --------  --------


  Expenses
       Depreciation and amortization     111,867   111,867
       Operating expenses                 77,873    79,907
                                        --------  --------
                                         189,740   191,774
                                        --------  --------

  Net income                            $ 98,203  $128,988
                                        ========  ========


Liabilities and expenses exclude amounts owed and attributable to the Partnership and its affiliate on behalf of their various financing arrangements with the joint venture.


NOTE 4 - SUBSEQUENT EVENT
-------------------------

    Distributions of cash from operations relating to the quarter ended March 31, 1997 were made on April 24, 1997 in the aggregate amount of $414,369 ($12.50 per limited partnership unit).

    On that date, the Partnership also made an additional distribution of cash from operations in the aggregate amount of $1,137,359 ($34.31 per limited partnership unit), which related to the first installment of the lease termination fee (See Note 2.) received in 1996 and held in working capital reserves.

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

       At March 31, 1997, the Partnership had $5,551,447 in cash, cash equivalents and short-term investments, of which $1,551,728 was used for cash distributions to partners on April 24, 1997; the remainder is being retained for working capital reserves. The April cash distribution includes $1,137,359 related to the first installment of a lease termination fee, which was received in 1996 and retained in working capital reserves. The managing general partner suspended operating cash distributions as of the second quarter of 1994 as a result of the uncertainty concerning the Partnership's future cash flow from the Rancho Dominguez investment. After the attainment of an adequate level of cash reserves and the restructuring of the Rancho Dominguez lease during the second quarter of 1996, the managing general partner resumed distributions of cash from operations, as of the second quarter, at an annualized rate of 5.0% on a capital contribution of $1,000 per unit. The source of future liquidity and cash distributions to partners will primarily be cash generated by the Partnership's real estate and short-term investments.

       The Partnership maintains a fund for the purpose of repurchasing limited partnership units. Two percent of cash flow, as defined, is designated for this fund which had a balance of $19,194 and $10,087 at March 31, 1997 and December 31, 1996, respectively. Through March 31, 1997, the Partnership had repurchased and retired 179 limited partnership units for an aggregate cost of $153,771.

       The carrying value of real estate investments in the financial statements at March 31, 1997 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. After giving effect to the investment valuation allowances, the appraised value of two of the Partnership's investments exceeded their respective carrying value at March 31, 1997 by an aggregate total of approximately $800,000. The appraised value of the third investment was $300,000 less than its carrying value. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations
---------------------

       Form of Real Estate Investments

       The Rancho Dominguez and La Mirada investments are wholly-owned by the Partnership. The Medlock Oaks investment is structured as a joint venture with an affiliate of the Partnership.

       Operating Factors

       At Medlock Oaks, occupancy decreased slightly to 92% during the first quarter of 1997. (Occupancy was 97% at December 31, 1996, and 98% at March 31, 1996.) In the first quarter of 1996 the managing general partner determined that the Partnership would be unable to recover the carrying value of this investment and, accordingly, the carrying value was reduced by $350,000 through a charge to operations. The property is now under contract for sale, which is expected to close in the second quarter of 1997 at an expected sales price, net of sales costs, which will exceed the carrying value.

       The Rancho Dominguez property is 100% leased to a single tenant. During the second quarter of 1994, the tenant notified the Partnership that it was experiencing financial difficulty and desired to restructure its lease. A lease amendment was executed during 1995 which provided for a two-year extension of the lease and a reduction in the monthly rent through 1995. The tenant continued to pay rent based on the reduced rate through June 30, 1996.

       During the second quarter of 1996, the Partnership further amended the lease. The remaining lease term was shortened to eighteen months (along with an option for the Partnership to terminate the lease with a ninety day notice) and the rental rate was reduced, in consideration for which the tenant agreed to pay two lump sum amounts: one of $1,250,000 which was received July 1996, and another of $350,000 at the termination of the lease. The final payment is secured by a letter of credit issued by a California bank. The lease termination fee was recognized as revenue in 1996. The Partnership is actively marketing the building for re-lease. As a result of new lease terms and current market conditions, the managing general partner determined that the carrying value of the Rancho Dominguez property was impaired. Accordingly, the carrying value was reduced to estimated fair market value with an investment valuation allowance of $3,000,000 which was also recognized in 1996. Environmental remediation at this property, due to contamination by a former tenant, was recently completed. The cost was previously accrued.

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

       Investment Results

       Interest on cash equivalents and short-term investments increased by approximately $24,000, or 51%, between the first three months of 1996 and 1997, as a result of an increase in average investment balances stemming from the receipt of the lease termination payment ($1,250,000) in the third quarter of 1996.

       Exclusive of the valuation allowance on the Medlock Oaks investment in 1996, total real estate operations for the first three months of 1997 increased by $41,000 compared to the corresponding prior year period. This increase resulted from lower depreciation and amortization expenses of $92,000 at Rancho Dominguez, caused by the write-off of tenant improvements and other net assets in 1996. This effect was partially offset by lower rental revenue as a result of the related lease restructuring, higher operating expenses at La Mirada, and lower rentals at Medlock Oaks due to the occupancy decline.

       Cash flow from operations increased by approximately $9,000 between the first quarters of 1996 and 1997. Although net income increased by $259,000, the change largely resulted from lower non-cash expenses in 1997, such as the investment valuation allowance and depreciation and amortization. In addition, Partnership working capital at March 31, 1997 was lower than at the comparable prior year quarter end.

       Portfolio Expenses

       General and administrative expenses primarily consist of real estate appraisal, legal, accounting, printing and servicing agent fees. These expenses increased by approximately $3,000, or 11%, between the first three months of 1996 and 1997, primarily due to an increase in legal fees.

       The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. There was no distributable cash flow in the first quarter of 1996. Regular operating cash distributions were resumed as of the second quarter of 1996. The operating distribution for the first quarter of 1997 also includes an amount related to the lease termination fee discussed above.

                       COPLEY REALTY INCOME PARTNERS 2;
                             A LIMITED PARTNERSHIP


                                   FORM 10-Q


                       FOR QUARTER ENDED MARCH 31, 1997


                                    PART II


                               OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits:   None.

         b. Reports on Form 8-K: No Current Reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES
                                   ----------



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              COPLEY REALTY INCOME PARTNERS 2; A LIMITED
                              PARTNERSHIP
                              (Registrant)



April 30, 1997
                              /s/ James J. Finnegan
                              --------------------------------
                                  James J. Finnegan
                                  Managing Director and General Counsel
                                  of Managing General Partner,
                                  Second Income Corp.



April 30, 1997
                              /s/ Daniel C. Mackowiak
                              --------------------------------
                                  Daniel C. Mackowiak
                                  Principal Financial and Accounting
                                  Officer of Managing General Partner,
                                  Second Income Corp.