Form 10-Q
period 1997-06-30
COPLEY REALTY INCOME PARTNERS 2
filed 1997-08-13
CIK 809765

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1997              Commission File Number 0-17810



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

                                   FORM 10-Q


                        FOR QUARTER ENDED JUNE 30, 1997


                                    PART I


                             FINANCIAL INFORMATION

BALANCE SHEETS
(Unaudited)



                             June 30, 1997  December 31, 1996
                             -------------  -----------------
Assets

Real estate investments:
 Property, net                 $10,064,628        $10,221,007
 Joint ventures                          -          3,543,935
                               -----------        -----------
                                10,064,628         13,764,942

Cash and cash equivalents        3,591,554          3,560,038
Short-term investments             690,246          2,062,313
                               -----------        -----------
                               $14,346,428        $19,387,293
                               ===========        ===========

Liabilities and Partners'
Capital

Accounts payable               $    46,523        $    51,224
Accrued management fee              39,244             41,019
Deferred disposition fee           121,260                  -
                               -----------        -----------
Total liabilities                  207,027             92,243
                               -----------        -----------

Partners' capital (deficit):
 Limited partners ($880 and
 $1,000 per unit, respectively;
 100,000 units authorized,
 32,818 units issued and
 outstanding)                   14,248,893         19,392,367
 General partners                 (109,492)           (97,317)
                               -----------        -----------
Total partners' capital         14,139,401         19,295,050
                               -----------        -----------

                               $14,346,428        $19,387,293
                               ===========        ===========

               (See accompanying notes to financial statements)

STATEMENTS OF OPERATIONS (Unaudited)


                                  Quarter Ended   Six Months Ended     Quarter Ended        Six Months Ended
                                  June 30, 1997    June 30, 1997       June 30, 1996          June 30, 1996
                                  --------------  ----------------     --------------       ----------------
Investment Activity

Property rentals                    $   368,855     $    734,133        $    380,031         $     781,502
Depreciation and amortization          (108,448)        (217,752)           (201,374)             (402,744)
Property operating expenses             (45,775)        (103,052)            (41,096)              (96,657)
                                  --------------  ----------------     --------------       ----------------
                                        214,632          413,329             137,561               282,101

Joint venture earnings                   16,716           57,570              63,451               117,542
Lease termination fee                         -                -           1,600,000             1,600,000
Gain on sale of property                387,990          387,990                   -                     -
Investment valuation allowance                -                -          (3,000,000)           (3,350,000)
                                  --------------  ----------------     ---------------       ---------------
 Total real estate operations           619,338          858,889          (1,198,988)           (1,350,357)

Interest on cash equivalents
 and short-term investments              74,927          147,049              53,674               101,310
                                  --------------  ----------------     ---------------       ---------------

 Total investment activity              694,265        1,005,938          (1,145,314)           (1,249,047)
                                  --------------  ----------------     ---------------       ---------------
Portfolio Expenses

General and administrative               34,497           64,239              32,786                59,662
Management fee                           39,244          192,712              41,019                41,019
                                  --------------  ----------------     ---------------       ---------------
                                         73,741          256,951              73,805               100,681
                                  --------------  ----------------     ---------------       ---------------

Net Income (Loss)                   $   620,524     $    748,987        $ (1,219,119)        $  (1,349,728)
                                  ==============  ================     ===============       ===============

Net income (loss) per
 limited partnership unit           $     18.72     $      22.59        $     (36.74)        $      (40.68)
                                  ==============  ================     ===============       ===============
Cash distributions per
 limited partnership unit           $    166.81     $     179.31        $         --         $          --
                                  ==============  ================     ===============       ===============

Number of limited partnership
 units outstanding during
 the period                              32,818           32,818              32,848                32,848
                                  ==============  ================     ===============       ===============

               (See accompanying notes to financial statements)

STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                                 Quarter Ended            Six Months Ended           Quarter Ended           Six Months Ended
                                 June 30, 1997              June 30, 1997            June 30, 1996             June 30, 1996
                             -----------------------   -----------------------   -----------------------  -----------------------
                              General      Limited      General      Limited     General      Limited     General      Limited
                             Partners     Partners     Partners     Partners     Partners    Partners     Partners    Partners
                             ---------   -----------   ---------   -----------   --------   -----------   --------   -----------

Balance at beginning
 of period                   $(100,179)  $19,108,945   $ (97,317)  $19,392,367   $(81,216)  $21,004,332   $(79,910)  $21,133,635

Cash distributions             (15,518)   (5,474,371)    (19,665)   (5,884,971)         -             -          -             -

Net income (loss)                6,205       614,319       7,490       741,497    (12,191)   (1,206,928)   (13,497)   (1,336,231)
                             ---------   -----------   ---------  -----------    --------   -----------   --------   -----------
Balance at end of
 period                      $(109,492)  $14,248,893   $(109,492)  $14,248,893   $(93,407)  $19,797,404   $(93,407)  $19,797,404
                             =========   ===========   =========   ===========   ========   ===========   ========   ===========


               (See accompanying notes to financial statements)

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                              Six Months Ended June 30,
                                              -------------------------
                                                  1997          1996
                                               -----------   ----------
Net cash provided by operating activities      $   615,730   $  894,841
                                               -----------   ----------

Cash flows from investing activities:
  Net proceeds from sale of property             3,836,988            -
  Increase in deferred disposition fees            121,260            -
  Decrease in short-term
    investments, net                             1,362,174      677,844
                                               -----------   ----------

  Net cash provided by investing activities      5,320,422      677,844
                                               -----------   ----------
Cash flows from financing activities:
  Distributions to partners                     (5,904,636)           -
                                               -----------   ----------
Net increase in cash and cash
  equivalents                                       31,516    1,572,685

Cash and cash equivalents:
  Beginning of period                            3,560,038    1,934,364
                                               -----------   ----------

  End of period                                $ 3,591,554   $3,507,049
                                               ===========   ==========

               (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)


     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1997 and December 31, 1996 and the results of its operations, its cash flows and partners' capital (deficit) for the interim periods ended June 30, 1997 and 1996. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1996 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.


NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

     Copley Realty Income Partners 2; A Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly-constructed and existing income-producing real properties. The Partnership commenced operations in October 1987, and acquired the two real estate investments it currently owns prior to the end of 1987. The Partnership intended to dispose of its investments within nine years of their acquisition, and then liquidate; however, the managing general partner has extended the holding period, having determined it to be in the best interest of the limited partners.


NOTE 2 - PROPERTY
-----------------

     The Partnership's investment in property consists of an industrial building in Rancho Dominguez, California, and a research and development building in La Mirada, California. The following is a summary of the Partnership's investment in property:


                                        June 30, 1997   December 31, 1996
                                        --------------  ------------------
Land                                      $ 7,339,344         $ 7,339,344
Buildings and improvements                 12,235,440          12,235,440
Accrued lease termination fee                 350,000             350,000
Accumulated depreciation                   (3,642,660)         (3,466,160)
Investment valuation allowance             (7,200,000)         (7,200,000)
                                          -----------         -----------
                                            9,082,124           9,258,624


Other net assets                            1,041,057           1,040,472
Accrued environmental clean-up costs          (58,553)            (78,089)
                                          -----------         -----------
                                          $10,064,628         $10,221,007
                                          ===========         ===========

     As a result of a protracted vacancy period and reduced expectations for rental rates over the Partnership's investment horizon, the managing general partner determined during 1993 that the carrying value of the La Mirada investment exceeded its estimated net realizable value. Consequently, the carrying value was reduced by $4,200,000.

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

NOTE 3 - REAL ESTATE JOINT VENTURES
-----------------------------------

     On May 2, 1997, the Medlock Oaks buildings, which were owned by the Partnership (43%) and an affiliate (57%), were sold for a total sales price of $9,402,779. The Partnership received net proceeds of $3,958,248 after closing costs, and recognized a gain of $387,990 ($11.70 per limited partnership unit) on the sale. A disposition fee of $121,260 was accrued but not paid to the advisor. On May 29, 1997, the Partnership made a capital distribution of $3,938,160 ($120 per limited partnership unit) from the proceeds of the sale.

     The following summarized financial information relates to the Medlock Oaks joint venture:

                             Assets and Liabilities
                             ----------------------

                                 June 30, 1997  December 31, 1996
                                 -------------  -----------------
Assets
 Real property, at cost less
  accumulated depreciation of
  $0 and $2,821,679              $           -         $7,702,658
 Other                                       -            288,149
                                 -------------         ----------
                                             -          7,990,807

Liabilities                                  -             86,084
                                 -------------         ----------

Net assets                       $           -         $7,904,723
                                 =============         ==========

                             Results of Operations
                             ---------------------

                                           Period from         Six Months
                                         January 1, 1997          Ended
                                        through May 2,1997    June 30, 1996
                                        ------------------    -------------
  Revenue
       Rental income
       Other                                 $400,861             $647,972
                                                  735                1,116
                                             --------             --------
                                              401,596              649,088
                                             --------             --------

  Expenses
       Depreciation and amortization
       Operating expenses                     156,940              222,809
                                              112,258              146,537
                                             --------             --------
                                              269,198              369,346
                                             --------             --------
  Net income
                                             $132,398             $279,742
                                             ========             ========

Liabilities and expenses exclude amounts owed and attributable to the Partnership and its affiliate on behalf of their various financing arrangements with the joint venture.

NOTE 4 - SUBSEQUENT EVENT
-------------------------

     Distributions of cash from operations relating to the quarter ended June 30, 1997 were made on July 24, 1997 in the aggregate amount of $396,799 ($11.97 per limited partnership unit).

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

     On May 2, 1997, the Medlock Oaks buildings, which were owned by the Partnership (43%) and an affiliate (57%), were sold for a total sales price of $9,402,779. The Partnership received net proceeds of $3,958,248, after closing costs, and recognized a gain of $387,990 ($11.70 per limited partnership unit) on the sale. A disposition fee of $121,260 was accrued but not paid to the advisor. On May 29, 1997, the Partnership made a capital distribution of $3,938,160 ($120 per limited partnership unit) from the proceeds of the sale. The distribution reduced the adjusted capital contribution to $880 per unit.

     At June 30, 1997, the Partnership had $4,281,800 in cash, cash equivalents and short-term investments, of which $396,799 was used for cash distributions to partners on July 24, 1997; the remainder is being retained for working capital reserves. The managing general partner suspended operating cash distributions as of the second quarter of 1994 as a result of the uncertainty concerning the Partnership's future cash flow from the Rancho Dominguez investment. After the attainment of an adequate level of cash reserves and the restructuring of the Rancho Dominguez lease, the managing general partner resumed distributions of cash from operations, as of the second quarter of 1996, at an annualized rate of 5.0% on a capital contribution of $1,000 per unit. The first quarter 1997 distribution includes $1,137,359 related to the first installment of a lease-termination fee, which was received in 1996 and retained previously in working capital reserves. The second quarter 1997 distribution was based on the weighted average adjusted capital contribution. The source of future liquidity and cash distributions to partners will primarily be cash generated by the Partnership's real estate and short-term investments.

     The Partnership maintains a fund for the purpose of repurchasing limited partnership units. Two percent of cash flow, as defined, is designated for this fund which had a balance of $52,912 and $10,087 at June 30, 1997 and December 31, 1996, respectively. Through June 30, 1997, the Partnership had repurchased and retired 179 limited partnership units for an aggregate cost of $153,771.

     The carrying value of real estate investments in the financial statements at June 30, 1997 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale.

Carrying value may be greater or less than current appraised value. After giving effect to the investment valuation allowances, the appraised value of the Rancho Dominguez investment exceeded its carrying value at June 30, 1997 by approximately $400,000. The appraised value of the La Mirada investment was $300,000 less than its carrying value. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Partnership's advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Results of Operations
---------------------

     Form of Real Estate Investments

     The Rancho Dominguez and La Mirada investments are wholly-owned by the Partnership. The Medlock Oaks investment was structured as a joint venture with an affiliate of the Partnership.

     Operating Factors

     As discussed above, the Partnership and its affiliate sold the Medlock Oaks buildings on May 2, 1997, and recognized a gain of $387,990. Occupancy at Medlock Oaks increased from 92% at March 31, 1997 to 100% as of the sale date. (Occupancy was 97% at December 31, 1996 and 98% at June 30, 1996.) In the first quarter of 1996, the managing general partner determined that the Partnership would be unable to recover the carrying value of this investment and, accordingly, the carrying value was reduced by $350,000 through a charge to operations.

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

The final payment is secured by a letter of credit issued by a California bank. The lease termination fee was recognized as revenue in 1996. The Partnership is actively marketing the building for re-lease and/or sale. As a result of new lease terms and current market conditions, the managing general partner determined that the carrying value of the Rancho Dominguez property was impaired. Accordingly, the carrying value was reduced to estimated fair market value with an investment valuation allowance of $3,000,000 which was also recognized in 1996. Environmental remediation at this property, due to contamination by a former tenant, was recently completed. The cost was previously accrued.

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

     Investment Results

     Interest on cash equivalents and short-term investments increased by approximately $46,000, or 45%, between the first six months of 1996 and 1997, as a result of an increase in average investment balances stemming from the receipt of the lease termination payment ($1,250,000) in the third quarter of 1996, as well as an increase in short-term yields.

     Exclusive of the lease termination fee and valuation allowance at Rancho Dominguez in 1996, joint venture earnings from Medlock Oaks of $57,570 in 1997 and $117,542 in 1996, and the gain on sale and valuation allowances in 1997 and 1996, respectively, also related to Medlock Oaks, total real estate operations for the first six months of 1997 increased by $71,000 compared to the corresponding prior year period. This increase resulted from lower depreciation and amortization expenses of $185,000 at Rancho Dominguez caused by the write-off of tenant improvements and other net assets in 1996. This effect was partially offset by lower rental revenue as a result of the related lease restructuring, and higher operating expenses at La Mirada.

     Cash flow from operations decreased by approximately $279,000 between the first six months of 1996 and 1997, while net income decreased by $2,100,000. The difference largely resulted from lower non-cash expenses in 1997, such as the investment valuation allowances, and depreciation and amortization, as well as the lease termination fee accrual in 1996, and the gain on sale in 1997. In addition, cash distributions from Medlock Oaks decreased between the two periods.

     Portfolio Expenses

     General and administrative expenses primarily consist of real estate appraisal, legal, accounting, printing and servicing agent fees. These expenses increased by approximately $5,000, or 8%, between the first six months of 1996 and 1997, primarily due to an increase in accounting fees.

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


                        FOR QUARTER ENDED JUNE 30, 1997


                                    PART II


                               OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits:   None.

          b. Reports on Form 8-K: The Partnership filed one current report on Form 8-K dated May 2, 1997, reporting on Item No.2 (Acquisition or Disposition of Assets).

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



                              COPLEY REALTY INCOME PARTNERS 2; A LIMITED
                              PARTNERSHIP
                              (Registrant)



August 13, 1997
                              /s/ James J. Finnegan
                              -------------------------------
                                James J. Finnegan
                                Managing Director and General Counsel
                                of Managing General Partner,
                                Second Income Corp.



August 13, 1997
                             /s/ Karin J. Lagerlund
                             --------------------------------
                               Karin J. Lagerlund
                               Principal Financial and Accounting
                               Officer of Managing General Partner,
                               Second Income Corp.