Form 10-Q
period 1997-09-30
COPLEY REALTY INCOME PARTNERS 2
filed 1997-11-14
CIK 809765

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1997            Commission File Number 0-17810



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

                                   FORM 10-Q


                     FOR QUARTER ENDED SEPTEMBER 30, 1997


                                    PART I


                             FINANCIAL INFORMATION

BALANCE SHEETS
(Unaudited)


                                 September 30, 1997  December 31, 1996
                                 ------------------  -----------------
Assets

Real estate investments:
 Property, net                          $ 6,580,827        $10,221,007
 Joint venture                                    -          3,543,935
                                        -----------        -----------
                                          6,580,827         13,764,942

Property held for disposition             3,403,308                  -

Cash and cash equivalents                 2,931,810          3,560,038
Short-term investments                    1,233,426          2,062,313
                                        -----------        -----------
                                        $14,149,371        $19,387,293
                                        ===========        ===========

Liabilities and Partners' Capital

Accounts payable                        $    45,303        $    51,224
Accrued management fee                       28,851             41,019
Deferred disposition fee                    121,260                  -
                                        -----------        -----------
Total liabilities                           195,414             92,243
                                        -----------        -----------


Partners' capital (deficit):
 Limited partners ($880 and
 $1,000 per unit, respectively;
 100,000 units authorized, 32,770
 and 32,818 units, respectively
 issued and outstanding)                 14,065,076         19,392,367
General partners                           (111,119)           (97,317)
                                        -----------        -----------
Total partners' capital                  13,953,957         19,295,050
                                        -----------        -----------

                                        $14,149,371        $19,387,293
                                        ===========        ===========


               (See accompanying notes to financial statements)

STATEMENTS OF OPERATIONS (Unaudited)

                                     Quarter Ended      Nine Months Ended      Quarter Ended      Nine Months Ended
                                  September 30, 1997   September 30, 1997   September 30, 1996   September 30, 1996
                                  -------------------  -------------------  -------------------  -------------------
Investment Activity

Property rentals                            $373,125           $1,107,258            $ 353,676          $ 1,135,178
Depreciation and amortization                (98,996)            (316,748)            (201,369)            (604,113)
Property operating expenses                  (47,621)            (150,673)             (39,627)            (136,284)
                                            --------           ----------            ---------          -----------
                                             226,508              639,837              112,680              394,781


Joint venture earnings                             -               57,570               60,105              177,647
Lease termination fee                              -                    -                    -            1,600,000
Investment valuation allowance                     -                    -                    -           (3,350,000)
                                            --------           ----------            ---------          -----------
 Total real estate operations                226,508              697,407              172,785           (1,177,572)

Gain on sale of property                           -              387,990                    -                    -
                                            --------           ----------            ---------          -----------
 Total real estate activity                  226,508            1,085,397              172,785           (1,177,572)

Interest on cash equivalents
 and short-term investments                   57,007              204,056               74,888              176,198
                                            --------           ----------            ---------          -----------

 Total investment activity                   283,515            1,289,453              247,673           (1,001,374)
                                            --------           ----------            ---------          -----------
Portfolio Expenses

General and administrative                    20,557               84,796               29,987               89,649
Management fee                                28,851              221,563               41,019               82,038
                                            --------           ----------            ---------          -----------
                                              49,408              306,359               71,006              171,687
                                            --------           ----------            ---------          -----------

Net Income (Loss)                           $234,107           $  983,094            $ 176,667          $(1,173,061)
                                            ========           ==========            =========          ===========

Net income (loss) per
 limited partnership unit                   $   7.06           $    29.66            $    5.32          $    (35.35)
                                            ========           ==========            =========          ===========
Cash distributions per
 limited partnership unit                   $  11.97           $   191.28            $   12.50          $     12.50
                                            ========           ==========            =========          ===========

Number of limited partnership
 units outstanding during
 the period                                   32,818               32,818               32,848               32,848
                                            ========           ==========            =========          ===========

               (See accompanying notes to financial statements)

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)


                              Quarter Ended           Nine Months Ended           Quarter Ended          Nine Months Ended
                            September 30, 1997        September 30, 1997       September 30, 1996       September 30, 1996
                         ------------------------  ------------------------  -----------------------  -----------------------

                          General      Limited      General      Limited     General      Limited     General      Limited
                         Partners     Partners     Partners     Partners     Partners    Partners     Partners    Partners
                         ---------   -----------   ---------   -----------   --------   -----------   --------   -----------
Balance at beginning
  of period              $(109,492)  $14,248,893   $ (97,317)  $19,392,367   $(93,407)  $19,797,404   $(79,910)  $21,133,635

Cash distributions          (3,968)     (392,831)    (23,633)   (6,277,802)    (4,147)     (410,600)    (4,147)     (410,600)

Repurchase of limited
  partnership units              -       (22,752)          -       (22,752)         -             -          -             -

Net income (loss)            2,341       231,766       9,831       973,263      1,766       174,901    (11,731)   (1,161,330)
                         ---------   -----------   ---------   -----------   --------   -----------   --------   -----------

Balance at end of
  period                 $(111,119)  $14,065,076   $(111,119)  $14,065,076   $(95,788)  $19,561,705   $(95,788)  $19,561,705
                         =========   ===========   =========   ===========   ========   ===========   ========   ===========



               (See accompanying notes to financial statements)

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                Nine Months Ended
                                                   September 30,
                                           ----------------------------
                                                  1997         1996
                                           ----------------------------
Net cash provided by operating activities      $   911,029   $2,532,944
                                               -----------   ----------
Cash flows from investing activities:
  Net proceeds from sale of property             3,836,988            -
  Increase in deferred disposition fees            121,260            -
  Decrease in short-term
    investments, net                               826,682      677,844
                                               -----------   ----------

  Net cash provided by investing activities      4,784,930      677,844
                                               -----------   ----------

Cash flows from financing activities:
  Distributions to partners                     (6,301,435)    (414,747)
  Repurchase of limited partnership units          (22,752)           -
                                               -----------   ----------

Net cash used in financing activities           (6,324,187)    (414,747)
                                               -----------   ----------
Net increase (decrease)in cash and cash
  equivalents                                     (628,228)   2,796,041

Cash and cash equivalents:
  Beginning of period                            3,560,038    1,934,364
                                               -----------   ----------

  End of period                                $ 2,931,810   $4,730,405
                                               ===========   ==========



                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

   In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1997 and December 31, 1996 and the results of its operations, its cash flows and partners' capital (deficit) for the interim periods ended September 30, 1997 and 1996. These adjustments are of a normal recurring nature.

   See notes to financial statements included in the Partnership's 1996 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.


NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

   Copley Realty Income Partners 2; A Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly-constructed and existing income-producing real properties. The Partnership commenced operations in October 1987, and acquired the two real estate investments it currently owns prior to the end of 1987. The Partnership intended to dispose of its investments within six to nine years of their acquisition, and then liquidate; however, the managing general partner has extended the holding period, having determined it to be in the best interest of the limited partners. The Partnership has engaged AEW Real Estate Advisors, Inc. (the "Advisor") to provide asset management advisory services.


NOTE 2 - PROPERTY
-----------------

   The Partnership's investment in property consists of an industrial building in Rancho Dominguez, California, and a research and development building in La Mirada, California. Late in the third quarter of 1997, the Partnership executed a purchase and sale agreement to sell the Rancho Dominguez property. Accordingly, this property has been reclassified on the Balance Sheet as "Property held for disposition". The following is a summary of the Partnership's investment in property:


                                        September 30, 1997   December 31, 1996
                                        -------------------  ------------------

Land                                           $ 4,711,859         $ 7,339,344
Buildings and improvements                       7,855,152          12,235,440
Accrued lease termination fee                            -             350,000
Accumulated depreciation                        (2,389,466)         (3,466,160)
Investment valuation allowance                  (4,200,000)         (7,200,000)
                                               -----------         -----------
                                                 5,977,545           9,258,624


Other net assets                                   603,282           1,040,472
Accrued environmental clean-up costs                     -             (78,089)
Property held for disposition                    3,403,308                   -
                                               -----------         -----------
                                               $ 9,984,135         $10,221,007
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

      In the second quarter of 1996, the Partnership amended the lease with the sole tenant at the Rancho Dominguez property. The remaining lease term was shortened to eighteen months (along with an option for the Partnership to terminate the lease with a ninety day notice) and the rental rate was reduced, in consideration for which the tenant agreed to pay two lump sum amounts: one for $1,250,000, which was received in July 1996, and another for $350,000 at the termination of the lease. The final payment is secured by a letter of credit issued by a California bank. This lease termination fee was recognized as revenue in 1996. As a result of the new lease terms and current market conditions at that time, the managing general partner determined that the carrying value of the Rancho Dominguez property was impaired. Accordingly, the carrying value was reduced to estimated fair market value with an investment valuation allowance of $3,000,000 which was also recognized in 1996.

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

      The following summarized financial information is presented in the aggregate for the Medlock Oaks joint venture:


                            Assets and Liabilities
                            ----------------------


                                    September 30, 1997  December 31, 1996
                                    ------------------  -----------------
Assets
  Real property, at cost less
     accumulated depreciation of
     $0 and $2,821,679                     $         _         $7,702,658
  Other                                              -            288,149
                                           -----------         ----------
                                                     -          7,990,807

Liabilities                                          -             86,084
                                           -----------         ----------

Net assets                                 $         -         $7,904,723
                                           ===========         ==========

                             Results of Operations
                             ---------------------

                                         Period from         Nine Months
                                       January 1, 1997          Ended
                                      through May 2,1997    September 30, 1996
                                      -------------------   ------------------

Revenue
       Rental income                        $400,861               $965,082
       Other                                     735                  1,627
                                            --------               --------
                                             401,596                966,709
                                            --------               --------


  Expenses
       Depreciation and amortization         156,940                334,676
       Operating expenses                    112,258                209,318
                                            --------               --------
                                             269,198                543,994
                                            --------               --------

  Net income                                $132,398               $422,715
                                            ========               ========


Liabilities and expenses exclude amounts owed and attributable to the Partnership and its affiliate on behalf of their various financing arrangements with the joint venture.

NOTE 4 - SUBSEQUENT EVENT
-------------------------

    Distributions of cash from operations relating to the quarter ended September 30, 1997 were made on October 30, 1997 in the aggregate amount of $291,716 ($8.80 per limited partnership unit).

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

     At September 30, 1997, the Partnership had $4,165,236 in cash, cash equivalents and short-term investments, of which $291,716 was used for cash distributions to partners on October 30, 1997; the remainder is being retained for working capital reserves. The managing general partner suspended operating cash distributions as of the second quarter of 1994 as a result of the uncertainty concerning the Partnership's future cash flow from the Rancho Dominguez investment. After the attainment of an adequate level of cash reserves and the restructuring of the Rancho Dominguez lease, the managing general partner resumed distributions of cash from operations, as of the second quarter of 1996, at an annualized rate of 5.0% on a capital contribution of $1,000 per unit. The first quarter 1997 distribution includes $1,137,359 related to the first installment of a lease termination fee which was received in 1996 and retained previously in working capital reserves. The second quarter 1997 distribution was based on the weighted average adjusted capital contribution. The third quarter 1997 distribution was made at an annualized rate of 4.0% on the adjusted capital contribution of $880. The distribution rate was decreased during this quarter due to the sale of Medlock Oaks. The source of future liquidity and cash distributions to partners will primarily be cash generated by the Partnership's real estate and short-term investments.

     The Partnership maintains a fund for the purpose of repurchasing limited partnership units. Two percent of cash flow, as defined, is designated for this fund which had a balance of $36,571 and $10,087 at September 30, 1997 and December 31, 1996, respectively. Through September 30, 1997, the Partnership had repurchased and retired 227 limited partnership units for an aggregate cost of $176,523.

     The carrying value of real estate investments in the financial statements at September 30, 1997 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale.

Carrying value may be greater or less than current appraised value. After giving effect to the investment valuation allowances, the appraised value of the Rancho Dominguez investment exceeded its carrying value at September 30, 1997 by approximately $200,000. The appraised value of the La Mirada investment approximated its carrying value. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

     Late in the third quarter of 1997, the Partnership executed a purchase and sale agreement to sell the Rancho Dominguez property.

Results of Operations
---------------------

     Form of Real Estate Investments

     The Rancho Dominguez and La Mirada investments are wholly-owned by the Partnership. The Medlock Oaks investment, which was sold on May 2, 1997, was structured as a joint venture with an affiliate of the Partnership.

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

     During the second quarter of 1996, the Partnership further amended the lease. The remaining lease term was shortened to eighteen months (along with an option for the Partnership to terminate the lease with a ninety day notice) and the rental rate was reduced, in consideration for which the tenant agreed to pay two lump sum amounts: one of $1,250,000 which was received July 1996, and another of $350,000 at the termination of the lease. The final payment is secured by a letter of credit issued by a California bank. The lease termination fee was recognized as revenue in 1996. As a result of the new lease terms and current market conditions at that time, the managing general partner determined that the carrying value of the Rancho Dominguez property was impaired. Accordingly, the carrying value was reduced to estimated fair market value with an investment valuation allowance of $3,000,000 which was also recognized in 1996. Environmental remediation at this property, due to contamination by a former tenant, was recently completed. The cost was previously accrued.

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

     Investment Results

     Interest on cash equivalents and short-term investments increased by approximately $28,000, or 16%, between the first nine months of 1996 and 1997, as a result of an increase in average investment balances stemming from the investment of both the receipt of the lease termination payment ($1,250,000) in the third quarter of 1996, and proceeds from the Medlock Oaks sale in 1997, as well as an increase in short-term yields.

     Exclusive of the lease termination fee and valuation allowances at Rancho Dominguez and Medlock Oaks in 1996, total real estate operations for the first nine months of 1997 increased by $124,979 compared to the corresponding prior-year period. The increase resulted from lower depreciation and amortization expenses of $287,000 at Rancho Dominguez caused by the write-off of tenant improvements and other net assets in 1996. This increase in operations was partially offset by lower rental revenue as a result of the related lease restructuring. The overall increase was also offset by higher operating expenses at La Mirada, as well as a decrease in joint venture earnings due to the sale of Medlock Oaks in May 1997.

     Exclusive of the lease termination payment of $1,250,000 from Rancho Dominguez, cash provided by operating activities decreased by $371,915 between the two nine-month periods. The decline is attributable to decreased distributions from Medlock Oaks, increases in working capital items, and declines in operating activity at both Rancho Dominguez and La Mirada, as discussed above.

     Portfolio Expenses

     General and administrative expenses primarily consist of real estate appraisal, legal, accounting, printing and servicing agent fees. These expenses decreased by approximately $5,000, or 5%, between the first nine months of 1996 and 1997, primarily due to a decrease in appraisal fees, partially offset by an increase in accounting fees.

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. There was no distributable cash flow in the first quarter of 1996. Regular operating cash distributions were resumed as of the second quarter of 1996. The operating distribution for the first quarter of 1997 also includes an amount related to the lease termination fee discussed above, which contributed to the increase in management fees in 1997.

                       COPLEY REALTY INCOME PARTNERS 2;
                             A LIMITED PARTNERSHIP


                                   FORM 10-Q


                     FOR QUARTER ENDED SEPTEMBER 30, 1997


                                    PART II


                               OTHER INFORMATION



Items 1-5  Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

           a.  Exhibits:   (27)  Financial Data Schedule

           b. Reports on Form 8-K: No current reports on Form 8-K were filed during the quarter ended September 30, 1997.

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



                              COPLEY REALTY INCOME PARTNERS 2; A LIMITED
                              PARTNERSHIP
                              (Registrant)



November 14, 1997
                              /s/ James J. Finnegan
                              -------------------------------
                                James J. Finnegan
                                Vice President
                                of Managing General Partner,
                                Second Income Corp.



November 14, 1997
                              /s/ Karin J. Lagerlund
                              --------------------------------
                                Karin J. Lagerlund
                                Principal Financial and Accounting
                                Officer of Managing General Partner,
                                Second Income Corp.