Form 10-K405
period 1997-12-31
COPLEY REALTY INCOME PARTNERS 2
filed 1998-03-27
CIK 809765

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               _________________

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997
                          Commission File No. 0-17810
                               _________________

                       COPLEY REALTY INCOME PARTNERS 2;
                             A LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)

            Massachusetts                              04-2961376
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)

    225 Franklin Street, 25th Floor                       02110
       Boston, Massachusetts                           (Zip Code)
(Address of principal executive offices)

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

                              Yes  [X]     No  [_]

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

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

                                     None

                                    PART I
                                    ------

Item 1.  Business.
         --------

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

         As of December 31, 1997, the Partnership is invested in one real property investment. In addition, two properties have been sold, and a fourth investment was transferred by a deed in lieu of foreclosure in 1994. The Partnership has no current plan to renovate, improve or further develop its real property. In the opinion of the Managing General Partner of the Partnership, the property is adequately covered by insurance. The principal terms of the sales of the Partnership's investments are set forth in the following table:

                                                                                                   Distribution
    INVESTMENT       Month/Year of Sale       Net Sale Proceeds          Distribution/Unit          Month/Year
Investment Two           5/97                    $3,958,248                 $120.00                    5/97
Investment Three        12/97                    $3,260,761                 $ 99.00                   12/97


         The Partnership has no employees. Services are performed for the Partnership by the Managing General Partner and affiliates of the Managing General Partner.

         A.   Research and Development Building in La Mirada, California
              ----------------------------------------------------------
              ("La Mirada") and Research and Development Building in
              ----------------------------------------------------------
              Rancho Dominguez, California ("Rancho Dominguez").
              --------------------------------------------------

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

         As successor in interest to the joint venture, the Partnership also owned approximately 6.06 acres of land in Rancho Dominguez, California and a research and development facility located thereon containing approximately 100,325 square feet, which the joint venture acquired from Genisco. The entire building was leased by Engineered Magnetics, Inc. In 1995, the lease was amended to include a deferral of rent in exchange for a two-year extension of the term through April 2004. In the second quarter of 1996, the Partnership further amended the lease by shortening the term to eighteen months, through November 1997, at a reduced rental rate. The Partnership had the option to terminate the lease with a ninety day notice. In consideration, the tenant agreed to pay the Partnership a total of $1,600,000, all of which was paid prior to December 31, 1997.

         At the time this building was acquired from Genisco, the property contained hazardous materials and Genisco entered into a contractual obligation with the joint venture to remediate the environmental contamination. Genisco breached its contractual obligation to remediate, the cost of which the Partnership initially estimated to range between $500,000 to $750,000. Based on a revised engineering estimate in 1995, the remediation cost was then expected to total $267,000, all of which has been recorded in the Partnership's financial statements. As a result of the December 15, 1997 sale of the property and a sucessful independent environmental inspection, the Partnership has no remaining obligations with respect to the remediation costs.

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

         In September, 1994, Sanwa Bank filed a complaint against Genisco for breach of promissory note and possession of collateral. Sanwa obtained a stipulated judgment in its favor on this matter. On February 15, 1995, Sanwa Bank moved to enforce the stipulated judgment and to liquidate the assets of Genisco. On February 17, 1995, Genisco filed for protection pursuant to Chapter 11 of the Bankruptcy Code. The Partnership filed a Proof of Claim with the Central District Court of California in October 1995. On July 11, 1997, the bankruptcy proceedings were concluded and the settlement amount was fixed at $175,000. The likelihood of the Partnership receiving this settlement is low since the liquidation value of Genisco appears to be significantly less than the amount owed its secured creditor, Sanwa Bank.

         As stated above, the Partnership sold the Rancho Dominguez building on December 15, 1997.

Item 2.  Properties.
         ----------



         The following table sets forth the annual realty taxes for the Partnership's remaining property and information regarding the sole tenant which occupies 100% of the gross leasable area (GLA) of the property:

------------------------------------------------------------------------------------------------------------------------------------

                        ESTIMATED                                         ANNUAL
                          1998      NUMBER OF                   SQUARE   CONTRACT
                         ANNUAL      TENANTS                    FEET OF    RENT
                         REALTY    WITH 10% OR    NAME(S) OF     EACH      PER       LEASE     RENEWAL        LINE OF BUSINESS
    PROPERTY             TAXES     MORE OF GLA    TENANT (S)    TENANT   SQ. FT.  EXPIRATIONS  OPTIONS      OF PRINCIPAL TENANTS
------------------------------------------------------------------------------------------------------------------------------------

R & D Building
  in La Mirada, CA      $69,268          1       Babcock        135,269    $5.25   5/2004      2-5 Year      Aerospace, Electronics
                                                 Engineering                                   Options       Manufacturer

------------------------------------------------------------------------------------------------------------------------------------


         The following table sets forth for each of the last five years the gross leasable area, occupancy rates, rental revenue and net effective rent for the Partnership's remaining property:



                                        Gross                     Rental       Net Effective
                                      LEASEABLE      YEAR-END     REVENUE           RENT
                       PROPERTY         AREA        OCCUPANCY   RECOGNIZED       ($/SF/YR)*
--------------------------------------------------------------------------------------------
R & D Building in La Mirada, CA
-------------------------------
                         1993          135,269         0%         $      0           $0.00
                         1994          135,269        74%         $454,453           $5.76
                         1995 (1)      135,269       100%         $876,246           $6.48
                         1996          135,269       100%         $796,736           $5.89
                         1997          135,269       100%         $810,195           $5.99

--------------------------------------------------------------------------------------------


* Net Effective Rent calculation is based on average occupancy for the respective year.

(1)  Includes adjustment for property tax reimbursements.



         Set forth below is a schedule of lease expirations for each of the next ten years for the Partnership's remaining property based on the annual contract rent in effect at December 31, 1997:


                                                  TENANT AGING REPORT
-----------------------------------------------------------------------------------------------------------------------

                 PROPERTY                     # of Lease          Total               Total            Percentage of
                                              Expirations      Square Feet       Annual Contract       Gross Annual
                                                                                     Rental               Rental*
-----------------------------------------------------------------------------------------------------------------------
R & D Building in La Mirada, CA
------------------------------------------
                   1998                            0                 0             $      0                   0%
                   1999                            0                 0             $      0                   0%
                   2000                            0                 0             $      0                   0%
                   2001                            0                 0             $      0                   0%
                   2002                            0                 0             $      0                   0%
                   2003                            0                 0             $      0                   0%
                   2004                            1              135,269             $710,162              100%
                   2005                            0                 0             $      0                   0%
                   2006                            0                 0             $      0                   0%
                   2007                            0                 0             $      0                   0%

------------------------------------------------------------------------------------------------------------------------

*  Does not include expenses paid by tenant.

         The following table sets forth for the Partnership's remaining property the: (i) federal tax basis, (ii) rate of depreciation, (iii) method of depreciation, (iv) life claimed and (v) accumulated depreciation, with respect to each component thereof for purposes of depreciation.

----------------------------------------------------------------------------------------------
Depreciable Assets
                                                 Rate of                Life      Accumulated
      Entity / Property          Tax Basis     Depreciation   Method  in years    Depreciation
La Mirada
----------------------------
Building & Improvements           $7,538,733     3.17%           SL      31.5      $2,056,355
Building                             163,717     2.56%           SL        39          16,960
                                  ----------                                       ----------
Total Depreciable Assets          $7,702,450                                       $2,073,315
                                  ==========                                       ==========
----------------------------------------------------------------------------------------------
SL = Straight Line



         Following is information regarding the competitive market conditions for the Partnership's remaining property. This information has been gathered from sources deemed reliable. However, the Partnership has not independently verified the information and, as such, cannot guarantee its accuracy or completeness:

         Research and Development Building in La Mirada, California
         ----------------------------------------------------------

         This property is located in Los Angeles County in the city of La Mirada. Industrial demand in the Los Angeles County metropolitan area during 1997 was 1.8%, a decrease from the 3.1% recorded in 1996. The 1997 industrial vacancy rate at year-end 1997 was 6.7%, an improvement from the 8.2% rate recorded at the close of 1996. Also indicative of the metro area's improving economy is a falling jobless rate, which recently fell to 6.3%. La Mirada, a part of the Mid-Counties sub-market that has experienced significant activity since 1995, experienced an uptick in vacancy from 7.6% in 1996 to 9.0% in 1997. The Mid-Counties stability has prompted an increase in speculative development and more aggressive institutional investment.

Item 3.  Legal Proceedings.
         -----------------

         The Partnership is not a party to, nor are any of its properties subject to, any material pending legal proceedings. As described in Item 1 hereof, the Partnership is a stockholder of Genisco Technology Corporation, which filed for protection pursuant to Chapter 11 of the Bankruptcy Code.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

                                   PART II
                                   -------

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.
          ---------------------------------------------------------------------

          There is no active market for the Units. Trading in the Units is sporadic and occurs solely through private transactions.

          As of December 31, 1997, there were 2,199 holders of Units.

          The Partnership's Amended and Restated Agreement of Limited Partnership dated October 15, 1987, as amended to date (the "Partnership Agreement"), requires that any Distributable Cash (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Distributable Cash. Cash distributions paid in 1997, or distributed after year end with respect to 1997, to the Limited Partners as a group totaled $12,244,369, including $7,182,093 ($219 per limited partnership unit), representing proceeds from the sales of two properties. Cash distributions paid in 1996, or distributed after year end with respect to 1996, to the Limited Partners as a group totaled $1,231,800.

         Largely due to the capital distributions mentioned above, total cash distributions exceeded net income in 1997 and reduced partners' capital accordingly. Regular cash distributions from operations were slightly higher than cash provided by operations in 1997. Reference is made to the Partnership's Statement of Partners' Capital (Deficit) and Statement of Cash Flows in Item 8 hereof.

Item 6.  Selected Financial Data.
         -----------------------

                  For Year             For Year             For Year            For Year              For Year
                   Ended                Ended                Ended               Ended                 Ended
                 or as of             or as of              or as of            or as of              or as of
                 12/31/97 (4)         12/31/96 (3)          12/31/95           12/31/94 (2)          12/31/93 (1)
                 -----------          -----------          -----------         -----------          ------------

Revenues         $ 1,741,986          $ 3,571,724          $ 2,265,542         $ 1,933,320          $  1,055,619

Net Income
(Loss)           $ 1,042,339          $  (911,331)         $ 1,309,989         $  (481,123)         $ (4,531,836)

Net Income
(Loss) per
weighted
average
Limited
Partnership
Unit             $     31.46          $    (27.47)         $     39.48         $    (14.50)         $    (136.49)

Total Assets     $ 8,202,897          $19,387,293          $21,124,057         $19,810,159          $ 21,175,621

Total Cash
Distributions
per Limited
Partnership
Unit, including
amounts
distributed
after year end
with respect
to such
year.            $    373.38          $     37.50          $      0.00         $      7.50          $      15.00
                 -----------          -----------          -----------         -----------          ------------


(1)    Net Loss in 1993 includes investment valuation allowances totaling
       $4,400,000.

(2) Net Loss in 1994 includes an investment valuation allowance of $1,865,248, and an extraordinary item - gain from extinguishment of joint venture debt of $665,248.

(3) Net Loss in 1996 includes investment valuation allowances totaling $3,350,000 and a lease termination fee of $1,600,000.

(4) Net Income in 1997 includes gains from the sales of two properties totaling $517,693. Cash distributions include returns of capital totaling $219.00 per Limited Partnership Unit.

ITEM 7.
-------

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------


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

         On May 2, 1997, the Medlock Oaks buildings, which were owned by the Partnership (43%) and an affiliate (57%), were sold for a total sales price of $9,402,779. The Partnership received its 43% share of the net proceeds in the amount of $3,958,248, after closing costs, and recognized a gain of $387,990 ($11.70 per limited partnership unit) on the sale. A disposition fee of $121,260 was accrued but not paid to AEW. On May 29, 1997, the Partnership made a capital distribution of $3,938,160 ($120 per limited partnership unit) from the proceeds of the sale. The distribution reduced the adjusted capital contribution to $880 per unit.

         On December 15, 1997, the Rancho Dominguez building was sold for $3,486,000. The Partnership received net proceeds of $3,260,761, after closing costs, and recognized a gain of $129,703 ($3.96 per limited partnership unit).
A disposition fee of $104,580 was accrued but not paid to AEW. On December 30, 1997, the Partnership made a capital distribution of $3,243,933 ($99 per limited partnership unit) from the proceeds. The distribution reduced the adjusted capital contribution to $781 per unit.

         At December 31, 1997, the Partnership had $1,680,155 in cash, cash equivalents and short-term investments, of which $291,289 was used for cash distributions to partners on January 29, 1998; the remainder is being retained for working capital reserves. The Managing General Partner suspended operating cash distributions as of the second quarter of 1994 as a result of the uncertainty concerning the Partnership's future cash flow from the Rancho Dominguez investment. After the attainment of an adequate level of cash reserves and the restructuring of the Rancho Dominguez lease, the Managing General Partner resumed distributions of cash from operations as of the second quarter of 1996, at an annualized rate of 5.0% on a capital contribution of $1,000 per unit. The first quarter 1997 distribution includes $1,137,359 related to the first installment of a lease termination fee which was received in 1996 and retained previously in working capital reserves. The second quarter 1997 distribution was based on the weighted average adjusted capital contribution. The distribution rate remained at 5.0% through the second quarter of 1997. The third and fourth quarter 1997 distributions were made at an annualized rate of 4.0% on the adjusted capital contribution of $880. The fourth quarter 1997 distribution includes $2,581,879 comprised of the final portion of the aforementioned lease termination fee, and Partnership reserves. The distribution rate was decreased during the third quarter of 1997 due to the sale of Medlock Oaks. The source of future liquidity and cash distributions to partners will primarily be cash generated by the Partnership's real estate and short-term investments.

         The Partnership maintains a fund for the purpose of repurchasing limited partnership units. Two percent of cash flow, as defined, is designated for this fund which had a balance of $41,551 and $10,087 at December 31, 1997 and 1996, respectively. Through December 31, 1997, the Partnership had repurchased and retired 230 limited partnership units for an aggregate cost of $177,945.

         The carrying value of real estate investments in the financial statements at December 31, 1997 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At December 31, 1997, the appraised value of the La Mirada investment exceeded its carrying value by $700,000. The current appraised value of real estate investments has been estimated by the Managing General Partner and is generally based on a combination of traditional appraisal approaches performed by AEW and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Partnership's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business operations. The Managing General Partner and its affiliates are assessing the modifications or replacements of its software that may be required due to the Year 2000 Issue. The Managing General Partner and its affiliates do not believe that the cost of either modifying existing software or converting to new software will be significant or that the Year 2000 Issue will pose significant operational problems.

RESULTS OF OPERATIONS
---------------------

         Form of Real Estate Investments

         The La Mirada investment is wholly-owned by the Partnership. The Rancho Dominguez investment, which was sold on December 15, 1997, was also a wholly-owned property. The Medlock Oaks investment, which was sold on May 2, 1997, was structured as a joint venture with an affiliate of the Partnership.

         Operating Factors

         At Medlock Oaks, occupancy was 100%, 97%, and 95% at May 2, 1997, December 31, 1996, and December 31, 1995, respectively. In the first quarter of 1996, the Managing General Partner determined that the Partnership would be unable to recover the carrying value of this investment and, accordingly, the carrying value was reduced by $350,000 through a charge to operations. As mentioned above, the Partnership and its affiliate sold the Medlock Oaks buildings on May 2, 1997; the Partnership's share of the gain was $509,250 ($15.37 per limited partnership unit).

         The Rancho Dominguez property was 100% leased to a single tenant through December 15, 1997. During the second quarter of 1994, the tenant notified the Partnership that it was experiencing financial difficulty and desired to restructure its lease. A lease amendment was executed during 1995 which provided for a two-year extension of the lease and the deferral of 1995 rental payments totaling $400,000. The deferred amount would be payable based upon the tenant's achieving a specified level of operating revenues. Since this threshold was not achieved, the deferral was permanently abated. In December 1995, the tenant's former parent company, which had guaranteed the lease, paid the Partnership $275,000 in full satisfaction of its obligations under the guarantee, which was recorded as rental revenue in 1995. The tenant paid rent based on the reduced rate through June 30, 1996.

         During the second quarter of 1996, the Partnership further amended the lease. The remaining lease term was shortened to eighteen months (along with an option for the Partnership to terminate the lease with a ninety day notice) and the rental rate was reduced, in consideration for which the tenant agreed to pay two lump sum amounts: one of $1,250,000 which was received July 1996, and another of $350,000, which was received in December 1997, at the termination of the lease. The entire lease termination fee was recognized as revenue in 1996. As a result of new lease terms and current market conditions, the Managing General Partner determined that the carrying value of the Rancho Dominguez property was impaired. Accordingly, the carrying value was reduced to estimated fair market value with an investment valuation allowance of $3,000,000 which was also recognized in 1996. An environmental remediation project was undertaken at the Rancho Dominguez building, due to contamination caused by a former tenant. The Partnership had taken a charge to operations in prior years totaling $500,000 relating to this matter. During 1995, based on a revised engineering estimate, the Partnership reduced its accrual for future costs by $200,000 which was recorded as a credit to property operating expenses.

         On December 15, 1997, the Rancho Dominguez building was sold for $3,486,000, at which time the remaining environmental accrual of $49,811 was reversed based on the successful results of an independent environmental inspection completed concurrent with the sale of the property. The Partnership has no remaining remediation cost obligations with respect to the Rancho Dominguez building. The Partnership received net proceeds of $3,260,761, after closing costs, and recognized a gain of $129,703 ($3.96 per limited partnership unit) on the sale.

         The La Mirada investment had been vacant from August 1990 through January 1994, and has been fully occupied under a long term lease since January 1, 1995. As a result of the then protracted vacancy period and weakness in the local market which had depressed rental rates, the Managing General Partner determined in 1993 that the carrying value of the La Mirada building exceeded its net realizable value. The carrying value was reduced by $3,000,000 in 1993. Due to a further deterioration in market conditions, the carrying value was further reduced by $1,200,000 in 1994.

         The tenants in the La Mirada and Rancho Dominguez properties each contributed more than 10% of the rental revenue from the Partnership's investments (collectively 90%) for 1997. The tenant at La Mirada was current with regard to lease payments at December 31, 1997. Management is not aware of any impairment in this tenant's ability to perform in accordance with the terms of its lease.

         Investment Results

         Excluding the impact of the valuation allowances and the lease termination fee, investment income was $1,647,366, $1,068,825, and $1,428,575 for the years ended December 31, 1997, 1996 and 1995, respectively.

         Real estate operations for the wholly-owned properties in 1997 increased by $200,482 as compared to 1996. The increase resulted from lower depreciation and amortization expenses of $273,000 at Rancho Dominguez caused by the write-off of tenant improvements and other net assets in 1996. Operating expenses at Rancho Dominguez were also lower in 1997. This increase in operations was partially offset by lower rental revenue as a result of the related lease restructuring at Rancho Dominguez. Wholly-owned operating results declined by approximately $494,000 in 1996 compared to 1995, primarily due to significant rental reductions at Rancho Dominguez in 1996, as well as the aforementioned environmental accrual adjustment in 1995. These decreases in 1996 were partially offset by lower depreciation and amortization expenses as a result of the reduction in carrying value of the real estate assets discussed above.

         Joint venture earnings were $54,694, $210,976 and $180,667 for the years ended December 31, 1997, 1996 and 1995, respectively, all related to the Medlock Oaks investment. The decrease in earnings in 1997 stems from the sale of the investment in May 1997. The increase in 1996 compared to 1995 is primarily due to the increase in the average occupancy rate, in addition to improved rental rates.

         Interest on cash equivalents and short-term investments increased approximately $17,000 in 1997 as compared to 1996 as a result of an increase in the average investment balance due to the temporary investment of sale proceeds prior to distribution, as well as an increase in short-term rates. Interest income increased approximately $104,000 in 1996 compared to 1995 as a result of an increase in average investment balances from the receipt of the lump sum termination payment ($1,250,000) in the third quarter of 1996, partially offset by a decrease in interest rates.

         Exclusive of the lease termination payments of $1,250,000 and $350,000 from Rancho Dominguez in 1996 and 1997, respectively, cash provided by operating activities decreased by $660,000 between the two years. The decline is attributable to decreased distributions from Medlock Oaks, declines in operating activity at Rancho Dominguez, and an increase in Partnership management fees as a result of increased cash distributions to Partners, as discussed above. Exclusive of the aforementioned lease termination payment from Rancho Dominguez in 1996, operating cash flow decreased by approximately $182,000 in 1996 compared to 1995, primarily due to the lease restructuring at Rancho Dominguez, partially offset by decreases in working capital and distributions from Medlock Oaks.


         Portfolio Expenses

         General and administrative expenses primarily consist of real estate appraisal, legal, accounting, printing and investor servicing agent fees. These expenses decreased approximately $8,000, or 7% between 1996 and 1997, primarily due to decreases in appraisal and accounting fees. General and administrative expenses decreased approximately $11,000, or 10% in 1996 compared to 1995 primarily due to lower professional and legal fees. The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the Managing General Partner. Management fees increased in 1997 as compared to 1996 due to the increase in distributable cash flow, and a corresponding increase in distributions to Partners. The management fee in 1996 resulted from the resumption of operating cash distributions as of the second quarter. There was no management fee in 1995 since no cash distributions were made to the partners.


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

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------

         See the Financial Statements of the Partnership included as a part of this Annual Report on Form 10-K.

Item 9.  Disagreements on Accounting and Financial Disclosure.
         ----------------------------------------------------

         The Partnership has had no disagreements with its accountants on any matters of accounting principles or practices or financial statement disclosure.

                                    PART III
                                    --------

Item 10. Directors and Executive Officers of the Registrant.
         ------------------------------------------------------

         (a) and (b)  Identification of Directors and Executive Officers.
                      ---------------------------------------------------

         The following table sets forth the names of the directors and executive officers of the Managing General Partner and the age and position held by each of them as of December 31, 1997.


Name                           Position(s) with the Managing General Partner                 Age
-----------------------------  ------------------------------------------------------------  ---------
Wesley M. Gardiner, Jr.         President, Chief Executive Officer and Director                 39
Pamela J. Herbst                Vice President and Director                                     42
J. Grant Monahon                Vice President and Director                                     52
James J. Finnegan               Vice President                                                  37
Karin J. Lagerlund              Treasurer and Principal Financial and Accounting Officer        33

    (c)  Identification of Certain Significant Employees.
         ------------------------------------------------

         None.

    (d)  Family Relationships.
         ---------------------

         None.

    (e)  Business Experience.
         --------------------

         The Managing General Partner was incorporated in Massachusetts on January 16, 1987. The background and experience of the executive officers and directors of the Managing General Partner are as follows:

         Wesley M. Gardiner, Jr. joined AEW Real Estate Advisors, Inc. ("AEW") , formerly known as Copley Real Estate Advisors, Inc., in 1990 and has been a Vice President at AEW since January, 1994. AEW is a subsidiary of AEW Capital Management, L.P. ("AEW Capital Management"). From 1982 to 1990, he was employed by Metric Realty, a nationally-known real estate investment advisor and syndication firm, as a portfolio manager responsible for several public and private limited partnerships. His career at AEW has included asset management responsibility for the company's Georgia and Texas holdings. Presently, Mr. Gardiner has overall responsibility for all the partnerships advised by AEW whose securities are registered under the Securities and Exchange Act of 1934. He received a B.A. in Economics from the University of California at San
Diego.

         Pamela J. Herbst directs AEW Capital Management's Portfolio Advisory Services, with oversight responsibility for the asset and portfolio management areas. Ms. Herbst is a member of AEW Capital Management's Investment Policy Group and Management Committee. She came to AEW Capital Management in December 1996 as a result of the firm's merger with Copley Real Estate Advisors, Inc., where she held various senior level positions in asset and portfolio management, acquisitions, and corporate operations since 1982. Ms. Herbst is a graduate of the University of Massachusetts (B.A.) and Boston University (M.B.A.).

         J. Grant Monahon is AEW Capital Management's General Counsel and a member of the firm's Management Committee and Investment Policy Group. He has over 25 years of experience in real estate law and investments. Prior to joining AEW Capital Management in 1987, Mr. Monahon was a partner with a major Boston law firm. As the head of that firm's real estate finance department, he represented a wide variety of institutional clients, both domestic and international, in complex equity and debt transactions. He is the former Chairman of the General Counsel section of the National Association of Real Estate Investment Managers. Mr. Monahon is a graduate of Dartmouth College (B.A.) and Georgetown University Law Center (J.D.).

         James J. Finnegan is the Assistant General Counsel of AEW Capital Management. Mr. Finnegan served as Vice President and Assistant General Counsel of Aldrich, Eastman & Waltch, L.P., a predecessor to AEW Capital Management.
Mr. Finnegan has over ten years of experience in real estate law, including seven years of experience in private practice with major New York City and Boston law firms. Mr. Finnegan also serves as AEW's securities and regulatory compliance officer. Mr. Finnegan is a graduate of the University of Vermont (B.A.) and Fordham University School of Law (J.D.).

         Karin J. Lagerlund directs the Advisory Services Portfolio Accounting Group at AEW Capital Management, overseeing portfolio accounting, performance measurement and client financial reporting for AEW's private equity investment portfolios. Ms. Lagerlund is a Certified Public Accountant and has over ten years experience in real estate consulting and accounting. Prior to joining AEW Capital Management in 1994, she was an Audit Manager at EY/Kenneth Leventhal LLP. Ms. Lagerlund is a graduate of Washington State University (B.A.).


(f)      Involvement in Certain Legal Proceedings.
         -----------------------------------------

         None.


Item 11.      Executive Compensation.
              ----------------------

         Under the Partnership Agreement, the General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. See Notes 1 and 6 of Notes to the Financial Statements.

         The following table sets forth the amounts of the fees and reimbursements of out-of-pocket expenses which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the year ended December 31, 1997. Cash distributions to General Partners include amounts distributed after year-end with respect to 1997.

                                                         Amount of
                                                      Compensation and
Receiving Entity        Type of Compensation            Reimbursement
----------------        --------------------            -------------

AEW Real Estate
  Advisors, Inc.        Management Fees and
                        Reimbursement of Expenses        $   525,360


General Partners        Share of Distributable Cash           51,135



New England Securities
  Corporation           Servicing Fee and
                        Reimbursement of
                        Expenses                               3,696
                                                         -----------

                        TOTAL                            $   580,191
                                                         ===========


         For the year ended December 31, 1997, the Partnership allocated $10,611 of taxable income to the General Partners. See Note 1 of Notes to Financial Statements for additional information about transactions between the Partnership and the General Partners and their affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

         (a) Security Ownership of Certain Beneficial Owners

         No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 1997. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

         Except as expressly provided in the Partnership Agreement, the right to manage the business of the Partnership is vested exclusively in the Managing General Partner.

         (b)   Security Ownership of Management.
               --------------------------------

               The General Partners of the Partnership owned no Units at December 31, 1997.

         (c)   Changes in Control.
               ------------------

         There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

         The Partnership has no relationships or transactions to report other than as reported in Item 11, above.

                                    PART IV
                                    -------

Item 14. Exhibits, Financial Statements, and Reports on Form 8-K.
         --------------------------------------------------------

     (a) The following documents are filed as part of this report:

          (1) Financial Statements--The Financial Statements listed on the accompanying Index to Financial Statements are filed as part of this Annual Report.

          (2) Financial Statement Schedule--The Financial Statement Schedule listed on the accompanying Index to Financial Statements and
               Schedule is filed as part of this Annual Report.

          (3) Exhibits--The Exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

     (b) Reports on Form 8-K. On December 30, 1997, the Partnership filed one Current Report on Form 8-K disclosing the sale of the Rancho Dominguez property on December 15, 1997.

                        COPLEY REALTY INCOME PARTNERS 2;
                             A Limited Partnership




                              Financial Statements

                                 * * * * * * *



                               December 31, 1997

                       COPLEY REALTY INCOME PARTNERS 2;
                             A LIMITED PARTNERSHIP


                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE



Report of Independent Accountants

Financial Statements:


     Balance Sheets - December 31, 1997 and 1996

     Statements of Operations - For the Years Ended December 31, 1997 1996 and 1995

     Statement of Partners' Capital (Deficit) - For the Years Ended December 31, 1997, 1996 and 1995

     Statements of Cash Flows - For the Years Ended December 31, 1997, 1996 and 1995

     Notes to Financial Statements

Financial Statement Schedule:

     Schedule III - Real Estate and Accumulated Depreciation at
     December 31, 1997, 1996 and 1995

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


To the Partners

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP


In our opinion, based on our audits and the reports of other auditors for the years ended December 31, 1997, 1996 and 1995, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Copley Realty Income Partners 2; A Limited Partnership (the "Partnership") at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Second Income Corp., the Managing General Partner of the Partnership; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Partnership's Medlock Oaks joint venture investee for the years ended December 31, 1996 and 1995 which results of operations are recorded using the equity method of accounting in the Partnership's financial statements. Equity in joint venture income for Medlock Oaks was $210,976 and $180,667 for the years ended December 31, 1996 and 1995, respectively. We also did not audit the financial statements of MCV III, a wholly-owned property, for the years ended December 31, 1996 and 1995, which statements reflect operating income of $1,295,352 and $1,898,876, respectively. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the equity in joint venture income for Medlock Oaks for the years ended December 31, 1996 and 1995, and for the operating income for MCV III for the years ended December 31, 1996 and 1995, is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Managing General Partner, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors for the years ended December 31, 1997, 1996 and 1995 provide a reasonable basis for the opinion expressed above.


/s/Price Waterhouse LLP
-----------------------
Boston, Massachusetts
March 11, 1998

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP




BALANCE SHEETS

                                                     December 31,
                                               ------------------------
                                                   1997        1996
                                               ----------   -----------
ASSETS

Real estate investments:
 Property, net                                 $6,522,742   $10,221,007
 Joint ventures                                         -     3,543,935
                                               ----------   -----------
                                                6,522,742    13,764,942

Cash and cash equivalents                       1,083,887     3,560,038
Short-term investments                            596,268     2,062,313
                                               ----------   -----------
                                               $8,202,897   $19,387,293
                                               ==========   ===========
LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                               $   53,995   $    51,224
Accrued management fee                             28,809        41,019
Deferred disposition fees                         225,840             -
                                               ----------   -----------
Total liabilities                                 308,644        92,243
                                               ----------   -----------
Partners' capital (deficit):
Limited partners ($781 and $l,000 per unit,
  respectively; 100,000 units authorized;
  32,767 and 32,818 units, respectively,
  issued and outstanding)                      $8,033,516   $19,392,367
General partners                                 (139,263)      (97,317)
                                               ----------   -----------
Total partners' capital                         7,894,253    19,295,050
                                               ----------   -----------
                                               $8,202,897   $19,387,293
                                               ==========   ===========


                (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS


                                                 Year ended December 31,
                                          -------------------------------------
                                             1997          1996         1995
                                          ----------   -----------   ----------
Investment Activity

Property rentals                          $1,419,767   $ 1,509,871   $1,938,231
Depreciation and amortization               (415,746)     (688,380)    (797,612)
Property operating expenses                 (196,567)     (214,519)     (39,355)
                                          ----------   -----------   ----------
                                             807,454       606,972    1,101,264

 Joint venture earnings                       54,694       210,976      180,667

 Lease termination fee                             -     1,600,000

 Investment valuation allowances                   -    (3,350,000)           -
                                          ----------   -----------   ----------

  Total real estate operations               862,148      (932,052)   1,281,931

 Gain on sales of property                   517,693             -            -
                                          ----------   -----------   ----------

  Total real estate activity               1,379,841      (932,052)   1,281,931

 Interest on cash equivalents
  and short-term investments                 267,525       250,877      146,644
                                          ----------   -----------   ----------

   Total investment activity               1,647,366      (681,175)   1,428,575
                                          ----------   -----------   ----------
PORTFOLIO EXPENSES

General and administrative                    99,305       107,099      118,586
Management fee                               505,722       123,057            -
                                          ----------   -----------   ----------
                                             605,027       230,156      118,586
                                          ----------   -----------   ----------

NET INCOME (LOSS)                         $1,042,339   $  (911,331)  $1,309,989
                                          ==========   ===========   ==========
Net income (loss) per weighted
  average limited partnership unit            $31.46       $(27.47)      $39.48
                                          ==========   ===========   ==========

Cash distributions per limited
  partnership unit outstanding for the
  entire year                                $377.08        $25.00   $        -
                                          ==========   ===========   ==========

Weighted average number of limited
  partnership units outstanding during
  the year                                    32,806        32,848       32,848
                                          ==========   ===========   ==========

                (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

STATEMENT OF  PARTNERS' CAPITAL (DEFICIT)



                                                                    Year ended December 31,
                                           ------------------------------------------------------------------------
                                                     1997                    1996                    1995
                                           -------------------------  ---------------------    --------------------
                                            General       Limited      General     Limited      General     Limited
                                            Partners     Partners     Partners     Partners    Partners    Partners
                                           ----------  -------------  ---------  ----------    ---------  ----------

Balance at beginning of year               $ (97,317)  $ 19,392,367   $(79,910)  $21,133,635   $(93,010)  $19,836,746

Cash distributions                           (52,369)   (12,366,593)    (8,294)     (821,200)         -             -

Repurchase of limited partnership units            -        (24,174)         -       (17,850)         -             -

Net income (loss)                             10,423      1,031,916     (9,113)     (902,218)    13,100     1,296,889
                                           ---------   ------------   --------   -----------   --------   -----------

Balance at end of year                     $(139,263)  $  8,033,516   $(97,317)  $19,392,367   $(79,910)  $21,133,635
                                           =========   ============   ========   ===========   ========   ===========

                (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS


                                                          Year ended December 31,
                                                   ---------------------------------------
                                                        1997         1996          1995
                                                   ------------   ----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                  $  1,042,339   $ (911,331)  $ 1,309,989
Adjustments to reconcile net income
    (loss) to net cash provided
    by operating activities:
  Depreciation and amortization                         415,746      688,380       797,612
  Investment valuation allowances                             -    3,350,000             -
  Equity in joint venture net income                    (54,694)    (210,976)     (180,667)
  Cash distributions from joint ventures                152,012      396,881       319,499
  Gain on sales of property                            (517,693)           -             -
   Decrease (increase) in investment income
     receivable                                          14,383        3,355       (18,703)
  Decrease in accrued lease termination fee             350,000     (350,000)            -
  Increase in deferred leasing costs                          -            -       (34,618)
  Increase (decrease) in operating liabilities           (9,439)      21,912         3,909
  Increase in property working capital                  (96,341)    (132,043)     (408,517)
                                                   ------------   ----------   -----------
      Net cash provided by operating activities       1,296,313    2,856,178     1,788,504
                                                   ------------   ----------   -----------

Cash flows from investing activities:
Decrease (increase) in short-term investments,
    net                                               1,451,663     (383,160)   (1,200,110)
Investment in property                                        -            -      (214,903)
Net proceeds from sales of property                   6,993,169            -             -
Deferred disposition fee                                225,840            -             -
                                                   ------------   ----------   -----------
      Net cash provided by (used in)
       investing activities                           8,670,672     (383,160)   (1,415,013)
                                                   ------------   ----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners                           (12,418,962)    (829,494)            -
Repurchase of limited partnership units                 (24,174)     (17,850)            -
                                                   ------------   ----------   -----------
      Net cash used in financing activities         (12,443,136)    (847,344)            -
                                                   ------------   ----------   -----------
Net increase (decrease) in cash and cash
 equivalents                                         (2,476,151)   1,625,674       373,491

Cash and cash equivalents:
 Beginning of year                                    3,560,038    1,934,364     1,560,873
                                                   ------------   ----------   -----------
 End of year                                       $  1,083,887   $3,560,038   $ 1,934,364
                                                   ============   ==========   ===========

                (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

General
-------

         Copley Realty Income Partners 2; A Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income-producing real properties. The Partnership commenced operations in October 1987, and acquired the remaining real estate investment it currently owns prior to the end of 1988. The Partnership intended to dispose of its investments within nine years of their acquisition, and then liquidate; however, the Managing General Partner has extended the investment period at least into 1998, having determined it to be in the best interest of the limited partners.

         The Managing General Partner of the Partnership is Second Income Corp., a wholly-owned subsidiary of AEW Real Estate Advisors, Inc. ("AEW"), formerly known as Copley Real Estate Advisors, Inc. ("Copley"), The associate general partner is ECOP Associates Limited Partnership, a Massachusetts limited partnership, the general partners of which are managing directors of AEW and/or officers of the Managing General Partner. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by AEW pursuant to an advisory contract.

         On December 10, 1996, Copley's parent, New England Investment Companies, L. P. ("NEIC"), a publicly traded master limited partnership, acquired certain assets subject to then existing liabilities from Aldrich Eastman & Waltch, Inc. and its affiliates and principals (collectively, "the AEW operations"). Simultaneously, a new entity, AEW Capital Management, L.P., was formed into which NEIC contributed its interest in Copley and its affiliates.
As a result, the AEW operations were combined with Copley to form the business operations of AEW Capital Management, L.P. At year end 1997, NEIC completed a restructuring plan under which it contributed all of its operations to a newly formed private partnership, NEIC Operating Partnership, L.P., in exchange for a general partnership interest in the newly formed entity. As such, at December 31, 1997, AEW Capital Management, L.P. is wholly owned by NEIC Operating Partnership, L.P.

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

Management
----------

         AEW, as advisor, is entitled to receive stipulated fees from the Partnership in consideration of services performed in connection with the management of the Partnership and acquisition and disposition of Partnership investments in real property. Partnership management fees are 9% of distributable cash from operations, as defined, before deducting such fees. AEW is also reimbursed for expenses incurred in connection with administering the Partnership ($19,638 in 1997, $17,000 in 1996, and $18,938 in 1995).
Acquisition fees were based on 3% of the gross proceeds from the offering and were paid at the time commitments were initially funded. Disposition fees are limited to the lesser of 3% of the selling price of the property, or 50% of the standard real estate commission customarily charged by an independent real estate broker. Payments of disposition fees are subject to the prior receipt by the limited partners of their capital contributions plus a stipulated return thereon.

         New England Securities Corporation, an indirect subsidiary of Met Life, is engaged by the Partnership to act as its unit holder servicing agent. Fees and out-of-pocket expenses for such services totaled $3,696, $3,524 and $3,171 in 1997, 1996 and 1995, respectively.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Accounting Estimates
--------------------

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

Real Estate Joint Ventures
--------------------------

         Investments in joint ventures, including loans made to joint ventures, which are in substance real estate investments, were stated at cost plus (minus) equity in undistributed joint venture income (losses). Allocations of joint venture income (losses) were made to the Partnership's venture partners as long as they had substantial economic equity in the project. Economic equity is measured by the excess of the appraised value of the property over the Partnership's total cash investment plus accrued preferential returns and interest thereon. For its former joint venture investment, the Partnership recorded its ownership share of the operating results, after the elimination of all inter-entity transactions, since its venture partner, an affiliate of the Partnership, had substantial economic equity in the project. Joint ventures are consolidated with the accounts of the Partnership if, and when, the venture partner no longer shares in the control of the business.

Property
--------

         Property includes land, buildings and improvements, which are stated at cost less accumulated depreciation, plus other operating net assets. The Partnership's initial carrying value of a property previously owned by a joint venture equals the Partnership's carrying value of the predecessor investment on the conversion date.

Capitalized Costs, Depreciation and Amortization
------------------------------------------------

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

         Leases


         Leases are accounted for as operating leases. Leasing commissions are amortized over the terms of the respective leases. Rental income is recognized on a straight-line basis over the terms of the respective leases.

Realizability of Real Estate Investments
----------------------------------------

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

         The carrying value of an investment may be more or less than its current appraised value. At December 31, 1997, the appraised value of the Partnership's remaining investment exceeded its carrying value by $700,000. At December 31, 1996, the appraised values of two investments approximated their respective carrying values after giving effect to 1996 valuation allowances. The appraised value of the third investment was $300,000 less than its carrying value.

         The current appraised value of real estate investments has been determined by the Managing General Partner and is generally based on a combination of traditional appraisal approaches performed by AEW and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Cash Equivalents and Short-Term Investments
-------------------------------------------

         Cash equivalents are stated at cost, plus accrued interest. The Partnership considers all highly liquid debt instruments purchased with a maturity of ninety days or less to be cash equivalents; otherwise, they are classified as short-term investments.

         The Partnership has the positive intent and ability to hold all short-term investments to maturity; therefore, short-term investments are carried at cost, plus accrued interest, which approximates market value. At December 31, 1997 and 1996, all investments are in commercial paper with less than two months and three months, respectively, remaining to maturity.

Income Taxes
------------

         A partnership is not liable for income taxes and, therefore, no provision for income taxes is made in the financial statements of the Partnership. A proportionate share of the Partnership's income is reportable on each partner's tax return.

Per Unit Computations
---------------------

         Per unit computations are based on the weighted average number of units of limited partnership interest outstanding during the year. The actual per unit amount will vary by partner depending on the date of admission to, or withdrawal from, the Partnership.

         Effective January 1, 1998, the Partnership adopted FAS 128 "Earnings per Share," which simplifies the standards of reporting earnings per share (EPS) previously found in APB Opinion No. 15. It provides guidance on the computation and disclosure of basic and diluted EPS and requires restatement of prior periods for comparative purposes. The adoption of FAS 128 did not have a material impact on the Partnership's financial statements.

NOTE 3 - INVESTMENT IN PROPERTY
-------------------------------

         The following is a summary of the Partnership's investment in property:

                                          December 31,
                                  --------------------------
                                      1997          1996
                                  ------------  ------------

Land                              $ 4,711,859   $ 7,339,344
Buildings and improvements          7,855,152    12,235,440
Accrued lease termination fee               -       350,000
Accumulated depreciation           (2,440,345)   (3,466,160)
Investment valuation allowance     (4,200,000)   (7,200,000)
                                  -----------   -----------
                                    5,926,666     9,258,624

Other net assets                      596,076     1,040,472
Accrued environmental
 clean-up costs                             -       (78,089)
                                  -----------   -----------
                                  $ 6,522,742   $10,221,007
                                  ===========   ===========

         On November 12, 1987, the Partnership entered into a joint venture agreement with an affiliate of The Muller Company. The venture acquired an industrial building (Rancho Dominguez, California) and a research and development building (La Mirada, California). The Rancho Dominguez building was sold in 1997, as discussed below. The Partnership contributed $20,465,000 to the venture. Effective June 30, 1991, the investment was restructured to a wholly-owned property as a result of the venture partner's inability to proportionately fund cash deficits.

         The buildings are being depreciated over 30 years. Tenant improvements are being depreciated over the life of the underlying leases. Aggregate minimum future rental payments for the La Mirada property are as follows: 1998- $709,728; 1999- $760,429; 2000- $794,644; 2001- $801,879; 2002- $859,464;
thereafter - $1,217,574.

         The tenant in the Rancho Dominguez building had been experiencing financial difficulty, as a result of which the Partnership granted a rent abatement of $400,000 in 1995. In December 1995, the tenant's former parent company paid the Partnership $275,000 pursuant to its guarantee of a portion of the lease obligation. In the second quarter of 1996, the Partnership amended the lease. The remaining lease term was shortened to eighteen months (along with an option for the Partnership to terminate the lease with a ninety day notice) and the rental rate was reduced, in consideration for which the tenant agreed to pay two lump sum amounts: one for $1,250,000, which was received in July 1996, and another for $350,000, which was received in December 1997, at the termination of the lease. This lease termination fee was recognized as revenue in 1996. As a result of the new lease terms and current market conditions, the Managing General Partner determined that the carrying value of the Rancho Dominguez property was impaired. Accordingly, the carrying value was reduced to estimated fair market value with an investment valuation allowance of $3,000,000 which was also recognized in 1996.

         An environmental remediation project was undertaken at the Rancho Dominguez building, due to contamination caused by a former tenant. The Partnership had taken a charge to operations in prior years totaling $500,000 relating to this matter. During 1995, based on a revised engineering estimate, the Partnership reduced its accrual for future costs by $200,000 which was recorded as a credit to property operating expenses. As discussed below, the Rancho Dominguez property was sold in December 1997, at which time the remaining accrual of $49,811 was reversed based on the successful results of an independent environmental inspection completed concurrent with the sale of the property. The Partnership has no remaining remediation cost obligations with respect to the Rancho Dominguez building.

         On December 15, 1997, the Rancho Dominguez building was sold for $3,486,000. The Partnership received net proceeds of $3,260,761, after closing costs, and recognized a gain of $129,703 ($3.96 per limited partnership unit).
A disposition fee of $104,580 was accrued but not paid to AEW. On December 30, 1997, the Partnership made a capital distribution of $3,243,933 ($99 per limited partnership unit) from the proceeds of the sale.

NOTE 4 - REAL ESTATE JOINT VENTURES
-----------------------------------

         The Partnership had invested in two real estate joint ventures, organized as general partnerships with a real estate management/development firm and, in one case, with an affiliate of the Partnership. It made capital contributions to the ventures, which were subject to preferential cash distributions at a specified rate and to priority distributions with respect to sale or refinancing proceeds. The Partnership also made loans to these ventures, which have been accounted for as real estate investments due to the attendant risks of ownership. The joint venture agreements provided for the funding of cash flow deficits by the venture partners in proportion to ownership interests, and for the dilution of ownership share in the event a venture partner did not contribute proportionately.

         The respective real estate management/development firms were responsible for day-to-day development and operating activities, although overall authority and responsibility for the business was shared by the venturers. The real estate management/development firms, or their affiliates, also provided various services to the joint ventures for a fee.

         The following is a summary of cash invested in joint ventures, net of returns of capital or principal, and excluding investment acquisition fees:

                                                        December 31,
                           Rate of        Ownership   ----------------
Investment/Location    Return/Interest    Interest    1997     1996
---------------------  ----------------  -----------  ----  ----------

Medlock Oaks
  Atlanta, Georgia        10.25%           43%  (C)      -    $1,457,700
                          10.25%                (L)      -    $3,658,843

(C) Capital contribution
(L) Loan


Medlock Oaks
------------

         On December 4, 1987, the Partnership entered into a joint venture agreement with an affiliate of the Partnership and with an affiliate of Hill Properties, Ltd., to construct and operate five warehouse and service center buildings located in Atlanta, Georgia. The Partnership made a capital contribution of $1,457,700 to the venture which was subject to preferential returns of 10.25% per annum. In addition, the Partnership made a construction/permanent mortgage loan to the venture of $3,658,843, which bore interest at 10.25% per annum.

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

         On May 2, 1997, the Medlock Oaks buildings were sold to an institutional buyer, which is unaffiliated with the Partnership, for a total sales price of $9,402,779. The Partnership received its 43% share of the net proceeds in the amount of $3,958,248, after closing costs, and recognized a gain of $387,990 ($11.70 per limited partnership unit) on the sale. A disposition fee of $121,260 was accrued but not paid to AEW. On May 29, 1997, the Partnership made a capital distribution of $3,938,160 ($120 per limited partnership unit) from the proceeds of the sale.

Summarized Financial Information
--------------------------------

         The following summarized financial information is presented in the aggregate for the Medlock Oaks joint venture.


                               Assets and Liabilities
                               ----------------------

                                                                 December 31,
                                                        -------------------------------
                                                           1997                1996
                                                        -----------        ------------
Assets
 Real property, at cost less accumulated
  depreciation of $2,821,679 at
  December 31, 1996                                     $        -           $7,702,658
 Other                                                           -              288,149
                                                        ----------           ----------
                                                                 -            7,990,807

Liabilities                                                      -               86,084
                                                        ----------           ----------

Net assets                                              $        -           $7,904,723
                                                        ==========           ==========



                                Results of Operations
                                ---------------------

                                          Year ended December 31,
                                     ----------------------------------
                                       1997         1996        1995
                                     --------    ----------  ----------
Revenue
 Rental income                       $358,009    $1,165,073  $1,101,894
 Other                                 36,653       114,609     108,338
                                     --------    ----------  ----------
                                      394,662     1,279,682   1,210,232
                                     --------    ----------  ----------
Expenses
 Depreciation and amortization        156,941       454,305     447,470
 Operating expenses                   129,254       321,958     329,830
                                     --------    ----------  ----------
                                      286,195       776,263     777,300
                                     --------    ----------  ----------

Net income                           $108,467    $  503,419  $  432,932
                                     ========    ==========  ==========

          Liabilities and expenses exclude amounts owed and attributable to the Partnership and its affiliate on behalf of their various financing arrangements with the joint venture.

NOTE 5 - INCOME TAXES
---------------------

         The Partnership's income (loss) for federal income tax purposes differs from that reported in the accompanying statement of operations as follows:


                                                      Year ended December 31,
                                                ------------------------------------
                                                    1997         1996         1995
                                                ----------   ----------   ----------
Net income (loss) per
 financial statements                           $1,042,339   $ (911,331)  $1,309,989
Timing differences:
  Joint venture earnings                           (95,036)    (106,138)     (84,982)
  Rental revenue                                   251,204     (394,752)    (683,600)
  Expenses                                             385        2,485        1,570
  Depreciation and amortization                   (137,824)     160,195      322,653
  Valuation allowances                                   -    3,350,000            -
                                                ----------   ----------   ----------
Taxable income                                  $1,061,068   $2,100,459   $  865,630
                                                ==========   ==========   ==========

NOTE 6 - PARTNERS' CAPITAL
--------------------------

         The Partnership maintains a repurchase fund for the purpose of repurchasing limited partnership units, pursuant to the terms and conditions set forth in the Partnership Agreement. Two percent of cash flow, as defined, is designated for the repurchase fund which had a balance of approximately $41,551 and $10,087 at December 31, 1997 and 1996, respectively. Through December 31, 1997, the Partnership repurchased and retired 230 limited partnership units for an aggregate cost of $177,945.

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


NOTE 7 - SUBSEQUENT EVENT
-------------------------

         Distributions of cash from operations relating to the quarter ended December 31, 1997 were made on January 29, 1998 in the aggregate amount of $291,289 ($8.80 per limited partnership unit).

                        COPLEY REALTY INCOME PARTNERS 2;
                              A LIMITED PARTNERSHIP

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997

                                                                                                          Costs Capitalized
                                                    Initial Cost to                                         Subsequent to
                                                    the Partnership                                          Acquisition
                                   ------------------------------------------------------         --------------------------------
                                   Encum -                        Buildings &        Other           Carrying         Additions
Description                        brances          Land          Improvements       (Net)             Costs        (Dispositions)
----------------                   -------        ----------     --------------    ---------        -----------     --------------
An industrial and an R & D
building (235,594 sq.ft) on
13.08 acres of land in             Note   A       $7,339,344       $10,665,340       $144,934            $0             $2,250,336
Rancho Dominguez and
La Mirada, California.
                                                 -----------       -----------    -----------   -----------             -----------

      Total Wholly-Owned                          $7,339,344       $10,665,340       $144,934            $0              $2,250,336
                                                 ===========       ===========    ===========   ===========             ===========

43% interest in Medlock Oaks
Associates.  Owners of five
warehouse and service center
buildings (173,916 square feet)    ------------------------------------------------- See  Note  B ----------------------------------

situated on 14.9 acres of land
in Atlanta, Georgia.
                                       Cost
                                    Capitalized
                                    Subsequent to                              Gross amount at which
                                    Acquisition                              Carried at Close of Period
                                   ------------    ----------------------------------------------------------------------------
                                                                   Buildings &                     Valuation
Description                           Other          Land         Improvements        Other        Allowances       Dispositions
-----------                        ------------    ----------    --------------    ------------   ------------      -------------
An industrial and an R & D
building (235,594 sq.ft) on
13.08 acres of land in             ($2,324,606)       $7,339,344    $12,915,676     ($2,179,672)    ($7,200,000)      ($3,545,207)
Rancho Dominguez and
La Mirada, California.
                                   -----------       -----------    -----------   -------------    ------------       -----------
      Total Wholly-Owned           ($2,324,606)       $7,339,344    $12,915,676     ($2,179,672)     ($7,200,000)      ($3,545,207)
                                   ============      ===========    ===========   =============     ============      ============


43% interest in Medlock Oaks
Associates.  Owners of five
warehouse and service center                                                                                           ($3,444,858)
buildings (173,916 square feet)    ---------------------------------------------------------------------------         ============
situated on 14.9 acres of land

in Atlanta, Georgia.

                                         Gross amount
                                           at which
                                         Carried at
                                          of Period
                                         ------------
                                                                Accumulated
                                                                Depreciation         Date of             Date          Depreciable
Description                                 Total              & Amortization      Construction        Acquired           Life
-----------                             ------------          ---------------      ------------        --------        ----------
An industrial and an R & D
building (235,594 sq.ft) on
13.08 acres of land in                   $10,875,348          ($4,352,606)        1962 &             11/12/87              30 Years

Rancho Dominguez and                                                               1987
La Mirada, California.
                                         -----------          -----------
      Total Wholly-Owned                 $10,875,348          ($4,352,606)
                                         ===========          ============

43% interest in Medlock Oaks
Associates.  Owners of five
warehouse and service center                                                     Phase I-1987
buildings (173,916 square feet)                   $0               N/A           Phase II-1990        12/4/87           30/15 Years
situated on 14.9 acres of land
in Atlanta, Georgia.


                         COPLEY REALTY INCOME PARTNERS 2

                             NOTE A TO SCHEDULE III


   Reconciliation of Real                            1995               1995                                     1995
        Estate Owned                COST          INVESTMENT        INCREASE IN          1995 INCREASE        INVESTMENT
                                   AS OF              IN              DEFERRED            IN PROPERTY          VALUATION
        DESCRIPTION               12/31/94         PROPERTY        LEASING COSTS        WORKING CAPITAL        ALLOWANCE
-------------------------      ------------     ------------       -------------        ---------------      ------------
Rancho Dominguez, California
  &  La Mirada, California      $16,019,545          $214,903            $34,618               $408,517                 $0
                               ============     =============      =============        ===============       ============

                                                     1996               1996                                      1996
                                    COST          INVESTMENT         INCREASE IN          1996 INCREASE         INVESTMENT
                                    AS OF              IN              DEFERRED            IN PROPERTY           VALUATION
                                   12/31/95         PROPERTY         LEASING COSTS       WORKING CAPITAL         ALLOWANCE
                               ------------     -------------        -------------        ---------------      ------------
Rancho Dominguez, California
  &  La Mirada, California      $16,677,583                $0                 $0               $482,043        ($3,000,000)
                               ============     =============      =============        ===============       ============

                                                     1997               1997                                     1997
                                    COST          INVESTMENT        INCREASE IN           1997 INCREASE        INVESTMENT
                                    AS OF              IN             DEFERRED             IN PROPERTY          VALUATION
                                   12/31/96         PROPERTY        LEASING COSTS        WORKING CAPITAL        ALLOWANCE
                               ------------     ------------       -------------        ---------------      ------------
Rancho Dominguez, California
  &  La Mirada, California      $14,159,626                $0                 $0               $260,929                 $0
                               ============     =============      =============        ===============       ============

   Reconciliation of Real                         ACCUMULATED           1995               ACCUMULATED
        Estate Owned                COST         AMORTIZATION &    AMORTIZATION &         AMORTIZATION &        12/31/95
                                 BALANCE AT       DEPRECIATION      DEPRECIATION          DEPRECIATION          PROPERTY
        DESCRIPTION               12/31/95       AS OF 12/31/94       EXPENSE            AS OF 12/31/95           NET
 ---------------------------    -----------      ----------------    --------------    ----------------       -----------
Rancho Dominguez, California
  &  La Mirada, California      $16,677,583        $2,463,092           $792,379             $3,255,471        $13,422,112
                                ===========       ===========      =============          =============       ============

                                                  ACCUMULATED           1996              ACCUMULATED
                                    COST         AMORTIZATION &    AMORTIZATION &        AMORTIZATION &        12/31/96
                                 BALANCE AT       DEPRECIATION      DEPRECIATION          DEPRECIATION         PROPERTY
                                  12/31/96       AS OF 12/31/95       EXPENSE            AS OF 12/31/96           NET
                                -----------      ----------------  --------------       ----------------     -----------
 Rancho Dominguez, California
   &  La Mirada, California     $14,159,626        $3,255,472           $683,147             $3,938,619        $10,221,007
                                ===========      ============        ===========           ============        ===========

                                                  ACCUMULATED            1997            ACCUMULATED
                                    COST         AMORTIZATION &     AMORTIZATION &      AMORTIZATION &        1997        12/31/97
                                 BALANCE AT       DEPRECIATION       DEPRECIATION        DEPRECIATION         SALES       PROPERTY
                                  12/31/97       AS OF 12/31/96        EXPENSE          AS OF 12/31/97    (R. DOMINGUEZ)    NET
                                -----------    ------------------  --------------     ----------------  ---------------  ----------
Rancho Dominguez, California
  &  La Mirada, California      $14,420,555        $3,938,619           $413,987             $4,352,606      ($3,545,207) $6,522,742
                                ===========       ===========        ===========            ===========      ===========  ==========

                        COPLEY REALTY INCOME PARTNERS 2

                            NOTE B TO SCHEDULE III

                                                                                                             1995
                                            BALANCE              1995                                      INVESTMENT
                         PERCENT OF          AS OF            INVESTMENT         1995 EQUITY IN             VALUATION
   DESCRIPTION           OWNERSHIP         12/31/94         IN PROPERTY          INCOME (LOSS)             ALLOWANCE
-------------------   --------------    --------------    --------------       --------------            --------------
Medlock Oaks               43%              $4,229,137                $0             $180,667                        $0
                                        --------------     -------------        -------------             -------------
                                            $4,229,137                $0             $180,667                        $0
                                        ==============     =============        =============             =============

                                                                                                             1996
                                           BALANCE              1996                                      INVESTMENT
                         PERCENT OF         AS OF            INVESTMENT         1996 EQUITY IN             VALUATION
                         OWNERSHIP         12/31/95         IN PROPERTY          INCOME (LOSS)             ALLOWANCE
                      --------------    --------------    --------------       --------------            --------------
Medlock Oaks               43%              $4,085,073                $0             $209,076                 ($350,000)
                                        --------------    --------------       --------------            --------------
                                            $4,085,073                $0             $209,076                 ($350,000)
                                        ==============    ==============       ==============            ==============

                                                                                                             1997
                                           BALANCE              1997                                      INVESTMENT
                         PERCENT OF         AS OF            INVESTMENT         1997 EQUITY IN             VALUATION
                         OWNERSHIP         12/31/96         IN PROPERTY          INCOME (LOSS)             ALLOWANCE
                      --------------    --------------    --------------       --------------            --------------
Medlock Oaks               43%              $3,543,935                $0              $54,055                        $0
                                        --------------    --------------       --------------            --------------
                                            $3,543,935                $0              $54,055                        $0
                                        ==============    ==============       ==============            ==============

                                                 1995             1995
                          1995 CASH          AMORTIZATION     AMORTIZATION
                           RECEIVED               OF               OF               BALANCE
                             FROM            ACQUISITION        DEFERRED             AS OF
   DESCRIPTION          JOINT VENTURES           FEES           INTEREST           12/31/95
-----------------       --------------      --------------     --------------      --------------
 Medlock Oaks                ($319,499)        ($5,232)               $0           $4,085,073
                        --------------     -----------      ------------          --------------
                             ($319,499)        ($5,232)               $0           $4,085,073
                        ===============    ===========      ============          ===============

                                                 1996             1996
                          1996 CASH          AMORTIZATION      AMORTIZATION
                           RECEIVED               OF               OF               BALANCE
                             FROM            ACQUISITION         DEFERRED             AS OF
                        JOINT VENTURES           FEES            INTEREST           12/31/96
                        --------------      --------------     --------------      --------------
 Medlock Oaks                ($396,881)        ($5,233)           $1,900              $3,543,935
                        --------------      --------------     --------------      --------------
                             ($396,881)        ($5,233)           $1,900              $3,543,935
                        ==============     ===============    ===============     ===============

                                                 1997              1997
                          1997 CASH          AMORTIZATION      AMORTIZATION
                           RECEIVED               OF                OF                                    BALANCE
                             FROM            ACQUISITION         DEFERRED             1997                 AS OF
                        JOINT VENTURES           FEES            INTEREST             SALES               12/31/97
                        --------------     --------------      --------------      --------------      --------------
 Medlock Oaks                ($152,012)        ($1,759)                 $639         ($3,444,858)                    $0
                        --------------     --------------      --------------      --------------        --------------
                             ($152,012)        ($1,759)                 $639         ($3,444,858)                    $0
                        ==============     ==============      ==============      ==============        ==============

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

10F.      Promissory Note dated December 4, 1987 from Medlock Oaks to            *
          the Affiliates.

10G.      Deed to Secure Debt and Security Agreement dated as of                 *
          December 4, 1987 between Medlock Oaks and the Affiliates.

10H.      Loan Agreement dated as of December 4, 1987 between Medlock            *
          Oaks and Affiliates.

10I.      Assignment of Lease Agreements dated as of December 4, 1987 by         *
          between Hill and Medlock Oaks.

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

_______________________________________________
*    PREVIOUSLY FILED AND INCORPORATED HEREIN BY REFERENCE.

                                 EXHIBIT INDEX


EXHIBIT                                                                        PAGE
NUMBER                                                                         NUMBER
--------                                                                       ------
10M.       Deed of Trust and Assignment of Rents dated as of May 11, 1988        *
           by and among Sammis Horn Road Associates (Trustor), Stewart
           Title Guaranty Company (Trustee), and The First National Bank
           of Chicago (Beneficiary).

10N.       Assignment of Rents, Leases, Income and Profits dated as of           *
           May 11, 1988 by Sammis Horn Road Associates (Assignor) to
           The First National Bank of Chicago (Assignee).

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

10V.       Agreement for Dissolution, Distribution and Winding-Up of MCV         *
           III Associates dated May 31, 1991 by and between TRI-Partners, a California general partnership and the Registrant.

10W.       Transfer and Assignment of Joint Venture Interest in Medlock          *
           Oaks Associates made and entered into as of September 3, 1991 by and between Hill Limited #10, a Georgia limited partnership, and Copley Realty Income Partners 1; A Limited Partnership, a
           Massachusetts limited partnership and the Registrant.

10X.       Incentive Property Management Agreement effective as of May 31,       *
           1991 by and between TRI-Partners, a California general partnership, and the Registrant.

           --------------------------------------------------------
           * Previously filed and incorporated herein by reference.

                                 EXHIBIT INDEX


EXHIBIT                                                                        PAGE
NUMBER                                                                         NUMBER
--------                                                                       ------

10Y.       Agreement of Purchase and Sale and Joint Escrow Instructions made     *
           and entered into as of May 17, 1991 by and between Sammis Horn
           Road Associates, a California general partnership ("Seller"), and
           Rico's Draperies, Inc. ("Buyer").

10Z.       Second Amendment to Loan Documents dated as of August 1, 1992         *
           by and between Sammis Horn Road Associates and The First
           National Bank of Chicago.

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

10BB.      Repayment Guaranty dated August 1, 1992 by the Registrant             *
           (the "Guarantor") The First National Bank of Chicago (the "Holder").

10CC.      Completion Guaranty dated August 1, 1992 by the Registrant and        *
           CRIP2 Pool (collectively, the "Guarantors") in favor of The First
           National Bank of Chicago (the "Holder").

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

10FF.      Lease dated February, 1994 by and between                             *
           the Registrant, "Lessor", and Babcock, Inc., "Lessee".

10GG.      First  Amendment of Lease dated March 22, 1994 by and between         *
           the Registrant, "Lessor", and Babcock, Inc., "Lessee".

10HH.      Second Amendment of Lease dated December 30, 1994 by and between      *
           the Registrant, "Lessor", and Babcock, Inc., "Lessee".

10II       Third Amendment of Lease dated January 17, 1995 by and between        *
           the Registrant, "Lessor", and Babcock, Inc., "Lessee".

27.        Financial Data Schedule


                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            COPLEY REALTY INCOME PARTNERS 2;
                                            A LIMITED PARTNERSHIP



Date:  March 25, 1998                       By:  /s/ Wesley M. Gardiner, Jr.
                                                 ---------------------------
                                                 Wesley M. Gardiner, Jr.
                                                 President of the
                                                 Managing General Partner


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                  Title                            Date
     ---------                  -----                            ----



 /s/ Wesley M. Gardiner, Jr.    President, Chief                March 25, 1998
----------------------------    Executive Officer and
     Wesley M. Gardiner, Jr.    Director



/s/  Pamela J. Herbst           Vice President and              March 25, 1998
---------------------           Director
     Pamela J. Herbst


/s/  J. Grant Monahon           Vice President and              March 25, 1998
---------------------           Director
     J. Grant Monahon


/s/  James J. Finnegan          Vice President                  March 25, 1998
----------------------
     James J. Finnegan


/s/  Karin J. Lagerlund         Treasurer and Principal         March 25, 1998
-----------------------         Financial and Accounting
     Karin J. Lagerlund         Officer