Form 10-Q
period 1998-03-31
COPLEY REALTY INCOME PARTNERS 2
filed 1998-05-08
CIK 809765

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1998              Commission File Number 0-17810



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

                                   FORM 10-Q


                       FOR QUARTER ENDED MARCH 31, 1998


                                    PART I


                             FINANCIAL INFORMATION

BALANCE SHEETS
(Unaudited)

                                   March 31, 1998      December 31, 1997
                                 ------------------    ------------------
Assets

Real estate investments:
 Property, net                       $  6,392,011          $  6,522,742

Cash and cash equivalents               1,537,825             1,083,887
Short-term investments                          -               596,268
                                     ------------          ------------
                                     $  7,929,836          $  8,202,897
                                     ============          ============

Liabilities and Partners' Capital

Accounts payable                     $     32,105          $     53,995
Accrued management fee                     12,799                28,809
Deferred disposition fees                 225,840               225,840
                                     ------------          ------------
Total liabilities                         270,744               308,644
                                     ------------          ------------


Partners' capital (deficit):
 Limited partners ($781 per unit;
 100,000 units authorized, 32,767
 units issued and outstanding)          7,800,707             8,033,516
General partners                         (141,615)             (139,263)
                                     ------------          ------------
Total partners' capital                 7,659,092             7,894,253
                                     ------------          ------------

                                     $  7,929,836          $  8,202,897
                                     ============          ============

               (See accompanying notes to financial statements)

STATEMENTS OF OPERATIONS (Unaudited)

                                          Quarter Ended March 31,
                                            1998               1997
                                         ---------          ---------
Investment Activity

Property rentals                         $ 202,600          $ 365,278
Depreciation and amortization              (98,999)          (109,304)
Property operating expenses                (28,978)           (57,277)
                                         ---------          ---------
                                            74,623            198,697


Joint venture earnings                           -             40,854
                                         ---------          ---------
 Total real estate operations               74,623            239,551

Interest on cash equivalents
 and short-term investments                 20,313             72,122
                                         ---------          ---------

 Total investment activity                  94,936            311,673
                                         ---------          ---------
Portfolio Expenses

General and administrative                  26,009             29,742
Management fee                              12,799            153,468
                                         ---------          ---------
                                            38,808            183,210
                                         ---------          ---------

Net Income                               $  56,128          $ 128,463
                                         =========          =========

Net income per limited partnership
 unit                                    $    1.70          $    3.88
                                         =========          =========
Cash distributions per
 limited partnership unit                $    8.80          $   12.50
                                         =========          =========

Number of limited partnership
 units outstanding during
 the period                                 32,767             32,818
                                         =========          =========


               (See accompanying notes to financial statements)

STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)




                                      Quarter Ended March 31,
                                    1998                   1997
                        -----------------------  ------------------------
                         General      Limited     General      Limited
                         Partners    Partners     Partners     Partners
                        ----------  -----------  ----------  ------------
Balance at beginning
  of period             $(139,263)  $8,033,516   $ (97,317)  $19,392,367

Cash distributions         (2,913)    (288,376)     (4,147)     (410,600)

Net income                    561       55,567       1,285       127,178
                        ---------   ----------   ---------   -----------

Balance at end of
  period                $(141,615)   7,800,707   $(100,179)  $19,108,945
                        =========   ==========   =========   ===========

               (See accompanying notes to financial statements)

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                              Quarter ended March 31,
                                             ----------------------
                                               1998         1997
                                             ----------------------
Net cash provided by operating activities  $  158,405    $  354,735

Cash flows from investing activities:
  Decrease in short-term
    investments, net                          586,822       400,993

Cash flows from financing activities:

  Distributions to partners                  (291,289)     (414,747)
                                           ----------    ----------

Net increase in cash and cash
  equivalents                                 453,938       340,981

Cash and cash equivalents:
  Beginning of period                       1,083,887     3,560,038
                                           ----------    ----------

  End of period                            $1,537,825    $3,901,019
                                           ==========    ==========

               (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

   In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 1998 and December 31, 1997 and the results of its operations, its cash flows and partners' capital (deficit) for the interim periods ended March 31, 1998 and 1997. These adjustments are of a normal recurring nature.

   See notes to financial statements included in the Partnership's 1997 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.


NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

   Copley Realty Income Partners 2; A Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly-constructed and existing income-producing real properties. The Partnership commenced operations in October 1987, and acquired its remaining real estate investment prior to the end of 1987. The Partnership intended to dispose of its investments within six to nine years of their acquisition, and then liquidate; however, the managing general partner has extended the holding period, having determined it to be in the best interest of the limited partners. The Partnership has engaged AEW Real Estate Advisors, Inc. ("AEW") to provide asset management advisory services.


NOTE 2 - PROPERTY
-----------------

   The Partnership's investment in property consists of a research and development building in La Mirada, California. The following is a summary of the Partnership's investment in property:


                                  March 31, 1998   December 31, 1997
                                  ---------------  ------------------

Land                                 $ 4,711,859         $ 4,711,859
Buildings and improvements             7,855,152           7,855,152
Accumulated depreciation              (2,519,595)         (2,440,345)
Investment valuation allowance        (4,200,000)         (4,200,000)
                                     -----------         -----------
                                       5,847,416           5,926,666

Other net assets                         544,595             596,076
                                     -----------         -----------
                                     $ 6,392,011         $ 6,522,742
                                     ===========         ===========


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

     The following Results of Operations relate to the Medlock Oaks joint venture:


                             Results of Operations
                             ---------------------

                                         Quarter Ended March 31,
                                        1998                1997
                                    -----------         -----------
Revenue
    Rental income                   $        -           $ $287,448
    Other                                    -                  495
                                    ----------           ----------
                                             -              287,943
                                    ----------           ----------


Expenses
    Depreciation and amortization            -              111,867
    Operating expenses                       -               77,873
                                    ----------           ----------
                                             -              189,740
                                    ----------           ----------

  Net income                        $        -           $   98,203
                                    ==========           ==========


Liabilities and expenses exclude amounts owed and attributable to the Partnership and its affiliate on behalf of their various financing arrangements with the joint venture.

NOTE 4 - SUBSEQUENT EVENT
-------------------------

     Distributions of cash from operations relating to the quarter ended March 31, 1998 were made on April 29, 1998 in the aggregate amount of $129,413 ($3.91 per limited partnership unit).

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

     In connection with two sales during 1997, capital of $7,182,093 has been returned to the limited partners. On May 29, 1997, the Partnership made a capital distribution of $120 per limited partnership unit, which reduced the adjusted capital contribution to $880 per unit. On December 21, 1997, the Partnership made a capital distribution of $99 per limited partnership unit, which reduced the adjusted capital contribution to $781 per unit.

     At March 31, 1998, the Partnership had $1,537,825 in cash and cash equivalents, of which $129,413 was used for cash distributions to partners on April 29, 1998; the remainder is being retained for working capital reserves. Distributions of cash from operations for the first and second quarters of 1997 were made at an annualized rate of 5.0% on a capital contribution of $1,000 per unit. The first quarter 1997 distribution includes $1,137,359 related to the first installment of a lease termination fee which was received in 1996 and retained previously in working capital reserves. The second quarter 1997 distribution was based on the weighted average adjusted capital contribution. The third and fourth quarter 1997 distributions were made at an annualized rate of 4.0% on the adjusted capital contribution of $880. The distribution rate was decreased during the third quarter of 1997 due to the sale of Medlock Oaks in May 1997. The fourth quarter 1997 distribution included a special operating distribution of $2,581,879 representing the final portion of the lease termination fee from the tenant at Rancho Dominguez, and a reduction of Partnership reserves. The first quarter 1998 distribution was made at an annualized rate of 2.0% on the adjusted capital contribution of $781 per unit. The rate was decreased this quarter as a result of decreased cash flow due to the sale of Rancho Dominguez in December 1997. The source of future liquidity and cash distributions to partners will primarily be cash generated by the Partnership's real estate and invested cash and cash equivalents.

     The Partnership maintains a fund for the purpose of repurchasing limited partnership units. Two percent of cash flow, as defined, is designated for this fund which had a balance of $44,395 and $41,551 at March 31, 1998 and December 31, 1997, respectively. Through March 31, 1998, the Partnership had repurchased and retired 230 limited partnership units for an aggregate cost of $177,945.

     The carrying value of the Partnership's remaining real estate investment in the financial statements at March 31, 1998 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At March 31, 1998, the appraised value of the La Mirada investment exceeded its carrying value by approximately $1,100,000. The current appraised value of real estate investments has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by AEW and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.


Results of Operations
---------------------

     Investment Results

     As discussed above, the Rancho Dominguez and Medlock Oaks investments were sold during 1997. Therefore, comparative real estate operating results are presented for the La Mirada investment only.

     The La Mirada investment had been vacant from August 1990 through January 1994. As of January 1, 1995, the property has been 100% occupied under a long-term lease. Operating results at La Mirada were $62,545 and $77,540 for the three months ended March 31, 1997 and 1998, respectively. The improvement is the result of a decrease in legal and accounting fees between the two periods. Cash flow to the Partnership increased by $15,000 in 1998 as compared to the respective prior-year period consistent with the above increase in operating results.

     Interest on cash equivalents and short-term investments decreased by approximately $52,000, or 72%, between the first three months of 1997 and 1998, as a result of a decrease in average investment balances stemming from the aforementioned special operating distribution in December 1997.

     Portfolio Expenses

     General and administrative expenses primarily consist of real estate appraisal, legal, accounting, printing and servicing agent fees. These expenses decreased by approximately $4,000, or 13%, between the first three months of 1997 and 1998, primarily due to decreases in legal and appraisal fees, partially offset by an increase in investor servicing expenses.

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. The operating distribution for the first quarter of 1997 also includes an amount related to the lease termination fee discussed above, which contributed to the decrease in management fees in 1998.

                       COPLEY REALTY INCOME PARTNERS 2;
                             A LIMITED PARTNERSHIP


                                   FORM 10-Q


                       FOR QUARTER ENDED MARCH 31, 1998


                                    PART II


                               OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

          a.  Exhibits:   (27)  Financial Data Schedule

          b. Reports on Form 8-K: No current reports on Form 8-K were filed during the quarter ended March 31, 1998.

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



                             COPLEY REALTY INCOME PARTNERS 2; A LIMITED
                             PARTNERSHIP
                             (Registrant)



May 8, 1998
                             /s/ Wesley M. Gardiner, Jr.
                             -------------------------------
                                Wesley M. Gardiner, Jr.
                                President, Chief Executive Officer and Director of Managing General Partner,
                                Second Income Corp.



May 8, 1998
                             /s/ Karin J. Lagerlund
                             --------------------------------
                                Karin J. Lagerlund
                                Treasurer and Principal Financial and Accounting Officer of Managing General Partner, Second Income Corp.