Form 10-Q
period 1998-06-30
COPLEY REALTY INCOME PARTNERS 2
filed 1998-08-12
CIK 809765

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1998                  Commission File Number 0-17810



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

                              Yes  _X_    No  ___

                       COPLEY REALTY INCOME PARTNERS 2;
                             A LIMITED PARTNERSHIP

                                   FORM 10-Q


                        FOR QUARTER ENDED JUNE 30, 1998


                                    PART I


                             FINANCIAL INFORMATION

BALANCE SHEETS
(Unaudited)

                                         June 30, 1998      December 31, 1997
                                       ------------------   ------------------
Assets

Real estate investments:
 Property, net                          $   6,325,106        $   6,522,742

Cash and cash equivalents                   1,537,213            1,083,887
Short-term investments                              -              596,268
                                       --------------       --------------
                                        $   7,862,319        $   8,202,897
                                       ==============       ==============

Liabilities and Partners' Capital

Accounts payable                        $      35,163        $      53,995
Accrued management fee                         12,799               28,809
Deferred disposition fees                     225,840              225,840
                                       --------------       --------------
Total liabilities                             273,802              308,644
                                       --------------       --------------



Partners' capital (deficit):
 Limited partners ($781 per unit;
 100,000 units authorized, 32,767
 units issued and outstanding)              7,730,837            8,033,516
General partners                             (142,320)            (139,263)
                                       --------------       --------------
Total partners' capital                     7,588,517            7,894,253
                                       --------------       --------------

                                        $   7,862,319        $   8,202,897
                                       ==============       ==============

               (See accompanying notes to financial statements)

STATEMENTS OF OPERATIONS
(Unaudited)


                                         Quarter Ended   Six Months Ended   Quarter Ended   Six Months Ended
                                         June 30, 1998     June 30, 1998    June 30, 1997     June 30, 1997
                                         --------------  -----------------  --------------  -----------------

INVESTMENT ACTIVITY

Property rentals                              $202,988          $ 405,588       $ 368,855         $  734,133
Depreciation and amortization                  (98,995)          (197,994)       (108,448)          (217,752)
Property operating expenses                    (27,972)           (56,950)        (45,775)          (103,052)
                                              --------          ---------       ---------         ----------
                                                76,021            150,644         214,632            413,329

Joint venture earnings                               -                  -          16,716             57,570

Gain on sale of property                             -                  -         387,990            387,990
                                              --------          ---------       ---------         ----------
     Total real estate operations               76,021            150,644         619,338            858,889

Interest on cash equivalents
  and short term investments                    19,329             39,642          74,927            147,049
                                              --------          ---------       ---------         ----------
     Total investment activity                  95,350            190,286         694,265          1,005,938
                                              --------          ---------       ---------         ----------
PORTFOLIO EXPENSES

General and administrative                      23,713             49,722          34,497             64,239
Management fee                                  12,799             25,598          39,244            192,712
                                              --------          ---------       ---------         ----------
                                                36,512             75,320          73,741            256,951
                                              --------          ---------       ---------         ----------

Net income                                    $ 58,838          $ 114,966       $ 620,524         $  748,987
                                              ========          =========       =========         ==========

Net income per
  limited partnership unit                    $   1.78          $    3.47       $   18.72         $    22.59
                                              ========          =========       =========         ==========

Cash distributions per
  limited partnership unit                    $   3.91          $   12.71       $  166.81         $   179.32
                                              ========          =========       =========         ==========

Number of limited partnership
  units outstanding during the period           32,767             32,767          32,818             32,818
                                              ========          =========       =========         ==========

               (See accompanying notes to financial statements)

STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)


                     Quarter Ended                Six Months Ended               Quarter Ended                Six Months Ended
                     June 30, 1998                 June 30, 1998                 June 30, 1997                 June 30, 1997
               -------------------------     -------------------------     -------------------------     -------------------------
                  General      Limited          General      Limited          General      Limited          General      Limited
                  Partners     Partners         Partners     Partners         Partners     Partners         Partners     Partners
               -----------   -----------     -----------   -----------     -----------   -----------     -----------   -----------

Balance at
beginning of
period         $  (141,615)  $ 7,800,707     $  (139,263)  $ 8,033,516     $  (100,179)  $19,108,945     $   (97,317)  $19,392,367

Cash
distributions       (1,294)     (128,119)         (4,207)     (416,495)        (15,518)   (5,474,371)        (19,665)   (5,884,971)

Net income             589        58,249           1,150       113,816           6,205       614,319           7,490       741,497
               -----------   -----------     -----------   -----------     -----------   -----------     -----------   -----------

Balance at
end of period  $  (142,320)  $ 7,730,837     $  (142,320)  $ 7,730,837     $  (109,492)  $14,248,893     $  (109,492)  $14,248,893
               ===========   ===========     ===========   ===========     ===========   ===========     ===========   ===========

                (See accompanying notes to financial statements)

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                  Six Months Ended June 30,
                                                                 -----------------------------
                                                                     1998             1997
                                                                 ------------     ------------
Net cash provided by operating activities                         $   287,206      $   615,730
                                                                 ------------     ------------

Cash flows from investing activities:
  Net proceeds from sale of property                                        -        3,836,988
  Increase in deferred disposition fees                                     -          121,260
  Decrease in short-term
    investments, net                                                  586,822        1,362,174
                                                                 ------------     ------------

  Net cash provided by investing activities                           586,822        5,320,422
                                                                 ------------     ------------

Cash flows from financing activity:
  Distributions to partners                                          (420,702)      (5,904,636)
                                                                 ------------     ------------

Net increase in cash and cash
  equivalents                                                         453,326           31,516

Cash and cash equivalents:
  Beginning of period                                               1,083,887        3,560,038
                                                                 ------------     ------------

  End of period                                                   $ 1,537,213      $ 3,591,554
                                                                 ============     ============

                (See accompanying notes to financial statements)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

   In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1998 and December 31, 1997 and the results of its operations, its cash flows and partners' capital (deficit) for the interim periods ended June 30, 1998 and 1997. These adjustments are of a normal recurring nature.

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


NOTE 2 - PROPERTY
-----------------

   The Partnership's investment in property consists of a research and development building in La Mirada, California. The following is a summary of the Partnership's investment in property:

                                  June 30, 1998   December 31, 1997
                                  --------------  ------------------

Land                                $ 4,711,859         $ 4,711,859
Buildings and improvements            7,855,152           7,855,152
Accumulated depreciation             (2,598,845)         (2,440,345)
Investment valuation allowance       (4,200,000)         (4,200,000)
                                    -----------         -----------
                                      5,768,166           5,926,666

Other net assets                        556,940             596,076
                                    -----------         -----------
                                    $ 6,325,106         $ 6,522,742
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

          The following Results of Operations relate to the Medlock Oaks joint venture:

                             Results of Operations
                             ---------------------

                                                                 Period from
                                           Six Months Ended    January 1, 1997
                                            June 30, 1998    through May 2, 1997
                                           ----------------  -------------------

Revenue
       Rental income                         $         -        $   400,861
       Other                                           -                735
                                             -----------        -----------
                                                       -            401,596
                                             -----------        -----------


Expenses
       Depreciation and amortization                   -            156,940
       Operating expenses                              -            112,258
                                             -----------        -----------
                                                       -            269,198
                                             -----------        -----------

  Net income                                 $         -        $   132,398
                                             ===========        ===========

Liabilities and expenses exclude amounts owed and attributable to the Partnership and its affiliate on behalf of their various financing arrangements with the joint venture.

NOTE 4 - SUBSEQUENT EVENT
-------------------------

     Distributions of cash from operations relating to the quarter ended June 30, 1998 were made on July 30, 1998 in the aggregate amount of $129,413 ($3.91 per limited partnership unit).

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

       At June 30, 1998, the Partnership had $1,537,213 in cash and cash equivalents, of which $129,413 was used for cash distributions to partners on July 30, 1998; the remainder is being retained for working capital reserves. Distributions of cash from operations for the first and second quarters of 1997 were made at an annualized rate of 5.0%. The first quarter 1997 distribution was based on a capital contribution of $1,000 per unit; the second quarter 1997 distribution was based on the weighted average adjusted capital contribution of $957.33. The first quarter 1997 distribution includes $1,137,359 related to the first installment of a lease termination fee which was received in 1996 and retained previously in working capital reserves. Operating cash distributions for the first and second quarters of 1998 were made at an annualized rate of 2.0% on the adjusted capital contribution of $781 per unit. The rate was decreased as of the first quarter of 1998 as a result of decreased cash flow due to the sale of Rancho Dominguez in December 1997. The source of future liquidity and cash distributions to partners will primarily be cash generated by the Partnership's real estate and invested cash and cash equivalents.

       The Partnership maintains a fund for the purpose of repurchasing limited partnership units. Two percent of cash flow, as defined, is designated for this fund which had a balance of $47,240 and $41,551 at June 30, 1998 and December 31, 1997, respectively. Through June 30, 1998, the Partnership had repurchased and retired 230 limited partnership units for an aggregate cost of $177,945.

       The carrying value of the Partnership's remaining real estate investment in the financial statements at June 30, 1998 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investment is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At June 30, 1998, the appraised value of the La Mirada investment exceeded its carrying value by approximately $1,300,000. The current appraised value of this real estate investment has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by AEW and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.


Results of Operations
---------------------

       Investment Results

       As discussed above, the Rancho Dominguez and Medlock Oaks investments were sold during 1997. Therefore, comparative real estate operating results are presented for the La Mirada investment only.

       The La Mirada investment had been vacant from August 1990 through January 1994. As of January 1, 1995, the property has been 100% occupied under a long-term lease. Operating results at La Mirada were $140,746 and $153,561 for the six months ended June 30, 1997 and 1998, respectively. The improvement is the result of a decrease in legal and accounting fees between the two periods. Cash flow to the Partnership increased by $36,000 in 1998 as compared to the respective prior-year period consistent with the above increase in operating results.

       Interest on cash equivalents and short-term investments decreased by approximately $107,000, or 73%, between the first six months of 1997 and 1998, as a result of a decrease in average investment balances stemming from a special operating distribution in December 1997.

       Portfolio Expenses

       General and administrative expenses primarily consist of real estate appraisal, legal, accounting, printing and servicing agent fees. These expenses decreased by approximately $14,500, or 23%, between the first six months of 1997 and 1998, primarily due to decreases in accounting and appraisal fees.

       The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. The operating distribution for the first quarter of 1997 also includes an amount related to the lease termination fee discussed above, which contributed to the decrease in management fees in 1998, in addition to the decrease in overall distributable cash flow.

                       COPLEY REALTY INCOME PARTNERS 2;
                             A LIMITED PARTNERSHIP


                                   FORM 10-Q


                        FOR QUARTER ENDED JUNE 30, 1998


                                    PART II


                               OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

          a.  Exhibits:   (27)  Financial Data Schedule

          b. Reports on Form 8-K: No current reports on Form 8-K were filed during the quarter ended June 30, 1998.

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



                             COPLEY REALTY INCOME PARTNERS 2; A LIMITED
                             PARTNERSHIP
                             (Registrant)



August 12, 1998
                              /s/ Wesley M. Gardiner, Jr.
                              -------------------------------
                                Wesley M. Gardiner, Jr.
                                President, Chief Executive Officer and Director of Managing General Partner,
                                Second Income Corp.



August 12, 1998
                             /s/ Karin J. Lagerlund
                             --------------------------------
                               Karin J. Lagerlund
                               Treasurer and Principal Financial and Accounting Officer of Managing General Partner, Second Income Corp.