Form 10-Q
period 1998-09-30
COPLEY REALTY INCOME PARTNERS 2
filed 1998-11-13
CIK 809765

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1998              Commission File Number 0-17810



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

                              Yes  [X]   No  [ ]

                        COPLEY REALTY INCOME PARTNERS 2;
                             A LIMITED PARTNERSHIP

                                   FORM 10-Q


                      FOR QUARTER ENDED SEPTEMBER 30, 1998


                                     PART I


                             FINANCIAL INFORMATION

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

BALANCE SHEETS
(Unaudited)

                                        September 30, 1998    December 31, 1997
                                        ------------------   ------------------
Assets

Real estate investments:
 Property, net                               $6,232,187           $6,522,742
Cash and cash equivalents                     1,554,854            1,083,887
Short-term investments                                -              596,268
                                             ----------           ----------
                                             $7,787,041           $8,202,897
                                             ==========           ==========

Liabilities and Partners' Capital

Accounts payable                             $   37,056           $   53,995
Accrued management fee                          104,062               28,809
Deferred disposition fees                       225,840              225,840
                                             ----------           ----------
Total liabilities                               366,958              308,644
                                             ----------           ----------

Partners' capital (deficit):
 Limited partners ($781 per unit;
 100,000 units authorized, 32,767
 units issued and outstanding)                7,564,088            8,033,516
General partners                               (144,005)            (139,263)
                                             ----------           ----------
Total partners' capital                       7,420,083            7,894,253
                                             ----------           ----------

                                             $7,787,041           $8,202,897
                                             ==========           ==========

           (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS (Unaudited)

                                        Three Months Ended   Nine Months Ended    Three Months Ended   Nine Months Ended
                                        September 30, 1998   September 30, 1998   September 30, 1997   September 30, 1997
                                        ------------------   ------------------   ------------------   ------------------
Investment Activity

Property rentals                              $202,712            $ 608,300             $373,125           $1,107,258
Depreciation and amortization                  (98,998)            (296,992)             (98,996)            (316,748)
Property operating expenses                    (38,261)             (95,211)             (47,621)            (150,673)
                                              --------            ---------             --------           ----------
                                                65,453              216,097              226,508              639,837

Joint venture earnings                               -                    -                    -               57,570
                                              --------            ---------             --------           ----------
 Total real estate operations                   65,453              216,097              226,508              697,407

Gain on sale of property                             -                    -                    -              387,990
                                              --------            ---------             --------           ----------
 Total real estate activity                     65,453              216,097              226,508            1,085,397

Interest on cash equivalents
 and short-term investments                     20,033               59,675               57,007              204,056
                                              --------            ---------             --------           ----------
 Total investment activity                      85,486              275,772              283,515            1,289,453
                                              --------            ---------             --------           ----------
Portfolio Expenses

General and administrative                      20,445               70,167               20,557               84,796
Management fee                                 104,062              129,660               28,851              221,563
                                              --------            ---------             --------           ----------
                                               124,507              199,827               49,408              306,359
                                              --------            ---------             --------           ----------

Net Income (Loss)                             $(39,021)           $  75,945             $234,107           $  983,094
                                              ========            =========             ========           ==========

Net income (loss) per
 limited partnership unit                     $  (1.18)           $    2.29             $   7.06           $  $ 29.66
                                              ========            =========             ========           ==========
Cash distributions per
 limited partnership unit                     $   3.91            $   16.62             $  11.97           $  $191.28
                                              ========            =========             ========           ==========

Number of limited partnership
 units outstanding during
 the period                                     32,767               32,767               32,818               32,818
                                              ========            =========             ========           ==========

          (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                           Three Months Ended        Nine Months Ended        Three Months Ended        Nine Months Ended
                           September 30, 1998       September 30, 1998        September 30, 1997        September 30, 1997
                         ----------------------   ----------------------   -----------------------   -----------------------
                          General     Limited      General     Limited      General      Limited      General      Limited
                         Partners     Partners    Partners     Partners    Partners     Partners     Partners     Partners
                         ---------   ----------   ---------   ----------   ---------   -----------   ---------   -----------
Balance at beginning
  of period              $(142,320)  $7,730,837   $(139,263)  $8,033,516   $(109,492)  $14,248,893   $ (97,317)  $19,392,367

Cash distributions          (1,294)    (128,119)     (5,501)    (544,614)     (3,968)     (392,831)    (23,633)   (6,277,802)

Repurchase of limited
  partnership units              -            -           -            -           -       (22,752)          -       (22,752)

Net income (loss)             (391)     (38,630)        759       75,186       2,341       231,766       9,831       973,263
                         ---------   ----------   ---------   ----------   ---------   -----------   ---------   -----------

Balance at end of
  period                 $(144,005)  $7,564,088   $(144,005)  $7,564,088   $(111,119)  $14,065,076   $(111,119)  $14,065,076
                         =========   ==========   =========   ==========   =========   ===========   =========   ===========

           (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP


SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                  1998               1997
                                                  ----               ----
Net cash provided by operating activities      $  434,260        $   911,029
                                               ----------        -----------

Cash flows from investing activities:
  Net proceeds from sale of property                    -          3,836,988
  Increase in deferred disposition fees                 -            121,260
  Decrease in short-term
    investments, net                              586,822            826,682
                                               ----------        -----------

  Net cash provided by investing activities       586,822          4,784,930
                                               ----------        -----------

Cash flows from financing activities:
  Distributions to partners                      (550,115)        (6,301,435)
  Repurchase of limited partnership units               -            (22,752)
                                               ----------        -----------

Net cash used in financing activities            (550,115)        (6,324,187)
                                               ----------        -----------
Net increase (decrease) in cash and cash
  equivalents                                     470,967           (628,228)

Cash and cash equivalents:
  Beginning of period                           1,083,887          3,560,038
                                               ----------        -----------

  End of period                                $1,554,854        $ 2,931,810
                                               ==========        ===========

           (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1998 and December 31, 1997 and the results of its operations, its cash flows and partners' capital (deficit) for the three and nine months ended September 30, 1998 and 1997. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1997 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.


NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

     Copley Realty Income Partners 2; A Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly-constructed and existing income-producing real properties. The Partnership commenced operations in October 1987, and acquired its remaining real estate investment prior to the end of 1987. The Partnership intended to dispose of its investments within six to nine years of their acquisition, and then liquidate; however, the managing general partner has extended the holding period, having determined it to be in the best interest of the limited partners. The Partnership has engaged AEW Real Estate Advisors, Inc. (the "Advisor ") to provide asset management advisory services.


NOTE 2 - PROPERTY
-----------------

     The Partnership's investment in property consists of a research and development building in La Mirada, California. The following is a summary of the Partnership's investment in property:

                                    September 30, 1998   December 31, 1997
                                    ------------------   -----------------

Land                                     $ 4,711,859         $ 4,711,859
Buildings and improvements                 7,855,152           7,855,152
Accumulated depreciation                  (2,678,095)         (2,440,345)
Investment valuation allowance            (4,200,000)         (4,200,000)
Other net assets                             543,271             596,076
                                         -----------         -----------
                                         $ 6,232,187         $ 6,522,742
                                         ===========         ===========

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

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

     The following Results of Operations relate to the Medlock Oaks joint venture:


                             Results of Operations
                             ---------------------

                                                             Period from
                                       Nine Months Ended   January 1, 1997
                                      September 30, 1998    through May 2, 1997
                                      ------------------   --------------------
Revenue
       Rental income                        $      -              $400,861
       Other                                       -                   735
                                            --------              --------
                                                   -               401,596
                                            --------              --------


  Expenses
       Depreciation and amortization               -               156,940
       Operating expenses                          -               112,258
                                            --------              --------
                                                   -               269,198
                                            --------              --------

  Net income                                $      -              $132,398
                                            ========              ========

Liabilities and expenses exclude amounts owed and attributable to the Partnership and its affiliate on behalf of their various financing arrangements with the joint venture.

NOTE 4 - SUBSEQUENT EVENT
-------------------------

     Distributions of cash from operations relating to the quarter ended September 30, 1998 were made on October 29, 1998 in the aggregate amount of $129,413 ($3.91 per limited partnership unit).

     On that date, the Partnership also made an additional distribution of operating cash reserves in the aggregate amount of $922,772 ($27.88 per limited partnership unit).

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

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

       In connection with the two sales during May and December of 1997, capital of $7,182,093 ($219 per limited partnership unit) has been returned to the limited partners, reducing the adjusted capital contribution to $781 per unit.

       At September 30, 1998, the Partnership had $1,554,854 in cash and cash equivalents, of which $1,052,185 was used for cash distributions to partners on October 29, 1998; the remainder is being retained for working capital reserves. The October distribution includes a special distribution of operating reserves of $922,772. Distributions of cash from operations for the first two quarters of 1997 were made at an annualized rate of 5.0%; the rate was reduced to 4.0% for the third quarter of 1997. The first quarter 1997 distribution was based on a capital contribution of $1,000 per unit; the second quarter 1997 distribution was based on the weighted average adjusted capital contribution of $957.33 per unit; the third quarter 1997 distribution was based on the adjusted capital contribution of $880. The first quarter 1997 distribution includes $1,137,359 related to the first installment of a lease termination fee which was received in 1996 and previously retained in working capital reserves. Operating cash distributions for the first three quarters of 1998 were made at an annualized rate of 2.0% on the adjusted capital contribution of $781 per unit. The rate was decreased as of the third quarter of 1997 and first quarter of 1998 as a result of decreased cash flow due to the sales of Medlock Oaks and Rancho Dominguez in May and December 1997, respectively. The source of future liquidity and cash distributions to partners will primarily be cash generated by the Partnership's real estate and invested cash and cash equivalents.

       The Partnership maintains a fund for the purpose of repurchasing limited partnership units. Two percent of cash flow, as defined, is designated for this fund which had a balance of $70,365 and $41,551 at September 30, 1998 and December 31, 1997, respectively. Through September 30, 1998, the Partnership had repurchased and retired 230 limited partnership units for an aggregate cost of $177,945.

       The carrying value of the Partnership's remaining real estate investment in the financial statements at September 30, 1998 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investment is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At September 30, 1998, the appraised value of the La Mirada investment exceeded

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

its carrying value by approximately $1,000,000. The current appraised value of this real estate investment has been estimated by the managing general partner and is generally based on a combination of traditional appraisal approaches performed by the Advisor and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

       The Year 2000 Issue is a result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business operations.

     The Partnership relies on AEW Capital Management L.P. ("AEW Capital Management"), the parent of AEW Real Estate Advisors, Inc., to generate financial information and to provide other services which are dependent on the use of computers. The Partnership has obtained assurances from AEW Capital Management that:


 .    AEW Capital Management has developed a Year 2000 Plan (the "Plan")
     consisting of five phases: inventory, assessment, testing, remediation/repair and certification.

 .    As of September 30, 1998, AEW Capital Management had completed the inventory and assessment phases of this Plan and had commenced the testing and remediation/repair of internal systems.

 .    AEW Capital Management expects to conclude the internal testing, remediation/repair and certifications of its Plan no later than December 31, 1998.


     The Partnership also relies on joint venture partners and/or property managers to supply financial and other data with respect to its real properties. The Partnership is in the process of surveying these third party providers and assessing their compliance with Year 2000 requirements. To date, the Partnership is not aware of any problems that would materially impact its results of operations, liquidity or capital resources. However, the Partnership has not yet obtained written assurances that these providers would be Year 2000 compliant.

     The Partnership currently does not have a contingency plan in the event of a particular provider or system not being Year 2000 compliant. Such a plan will be developed if it becomes clear that a provider (including AEW Capital Management) is not going to achieve its scheduled compliance objectives. The inability of one of these providers to complete its Year 2000 resolution process could materially impact the Partnership. In addition, the Partnership is also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions.

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

Results of Operations
---------------------
     Investment Results

     For the three and nine months ended September 30, 1998, real estate operating results were $65,453 and $216,097, respectively, compared to $226,508 and $697,407 for the comparable periods in 1997. The decreases of $161,055 and $481,310 for the three and nine-month periods, respectively, are primarily due to a reduction in aggregate operating income of $146,401 and $476,554 over the same periods as a result of the sales of the Medlock Oaks and Rancho Dominguez investments in May 1997 and December 1997, respectively.

     The La Mirada investment had been vacant from August 1990 through January 1994. As of January 1, 1995, the property has been 100% occupied under a long-term lease. Operating results at La Mirada were $220,853 and $216,097 for the nine months ended September 30, 1997 and 1998, respectively. For the three months ending September 30, 1997 and 1998, operating income was $80,107 and $65,453 at La Mirada. The decline in 1998 over the respective prior year three month period is due to consulting fees in addition to increased accounting fees between the two periods.

     For the three and nine months ended September 30, 1998, interest on cash equivalents and short-term investments decreased by approximately $144,000 and $37,000 between the respective periods as a result of a decrease in average investment balances stemming from the special operating distribution in December 1997 described above.

     The decrease in operating cash flow of approximately $477,000 between the first nine months of 1997 and 1998 is primarily due to a decrease in real estate activity as a result of the sales of Rancho Dominguez and Medlock Oaks in 1997, as mentioned above.


     Portfolio Expenses

     General and administrative expenses primarily consist of real estate appraisal, legal, accounting, printing and servicing agent fees. These expenses decreased by approximately $15,000 between the first nine months of 1997 and 1998, primarily due to decreases in accounting and appraisal fees. General and administrative expenses were virtually unchanged between the two three month periods.

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. The operating distribution for the first quarter of 1997 also includes an amount related to the lease termination fee discussed above, which contributed to the decrease in management fees in 1998, in addition to the decrease in overall distributable cash flow. Partially offsetting this decrease was the fee incurred as a result of the special operating distribution in October of 1998 as discussed above, which also accounts for the increase between the two three month periods.

                        COPLEY REALTY INCOME PARTNERS 2;
                             A LIMITED PARTNERSHIP


                                   FORM 10-Q


                      FOR QUARTER ENDED SEPTEMBER 30, 1998


                                    PART II


                               OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

        a.  Exhibits:   (27)  Financial Data Schedule

        b. Reports on Form 8-K: No current reports on Form 8-K were filed during the quarter ended September 30, 1998.

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



                             COPLEY REALTY INCOME PARTNERS 2; A LIMITED
                             PARTNERSHIP
                             (Registrant)



November 13, 1998
                              /s/ J. Christopher Meyer III
                              -------------------------------
                                J. Christopher Meyer III
                                President, Chief Executive Officer and Director of Managing General Partner,
                                Second Income Corp.



November 13, 1998
                              /s/ Karin J. Lagerlund
                              --------------------------------
                                Karin J. Lagerlund
                                Treasurer and Principal Financial and Accounting Officer of Managing General Partner, Second Income Corp.