Form 10-K405
period 1998-12-31
COPLEY REALTY INCOME PARTNERS 2
filed 1999-03-25
CIK 809765

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                             ---------------------
                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal  year ended December 31, 1998
                          Commission File No. 0-17810
                            ----------------------

                       COPLEY REALTY INCOME PARTNERS 2;
                             A LIMITED PARTNERSHIP
            (Exact name of registrant as specified  in its charter)


      Massachusetts                                          04-2961376
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

       225 Franklin Street, 25th Floor
        Boston, Massachusetts                                 62110
       Address of principal executive offices)               (Zip Code)

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

         At December 31, 1998, the Partnership is invested in one real property investment described below. The Partnership has no current plan to renovate, improve or further develop its real property. In the opinion of the Managing General Partner of the Partnership, the property is adequately covered by insurance. The Partnership has sold two other real estate investments in 1997, and a fourth investment was transferred by a deed in lieu of foreclosure in 1994. The principal terms of the sales of the Partnership's investments are set forth in the following table:


  Investment            Month/Year of Sale  Net Sale Proceeds   Distribution/Unit     Distribution
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

         As successor in interest to the joint venture, the Partnership also owned approximately 6.06 acres of land in Rancho Dominguez, California and a research and development facility located thereon containing approximately 100,325 square feet, which the joint venture acquired from Genisco. The entire building was leased by Engineered Magnetics, Inc. In 1995, the lease was amended to include a deferral of rent in exchange for a two-year extension of the term through April 2004. In the second quarter of 1996, the Partnership further amended the lease by shortening the term to eighteen months, through November 1997, at a reduced rental rate. The Partnership had the option to terminate the lease with a ninety day notice. In consideration of the lease amendment, the tenant agreed to pay the Partnership a total of $1,600,000, all of which was paid prior to December 31, 1997.

         At the time the Rancho Dominguez was acquired from Genisco, the property contained hazardous materials and Genisco entered into a contractual obligation with the joint venture to remediate the environmental contamination. Genisco breached its contractual obligation to remediate, the cost of which the Partnership initially estimated to range between $500,000 to $750,000. Based on a revised engineering estimate in 1995, the remediation cost was then expected to total $267,000, all of which has been recorded in the Partnership's financial statements. As a result of the December 15, 1997 sale of the property and an independent environmental inspection, the Partnership has no remaining contractual obligations with respect to the remediation costs.

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

Item 2.  Properties.



         The following table sets forth the annual realty taxes for the Partnership's remaining property and information regarding the sole tenant which occupies 100% of the gross leasable area (GLA) of the property:


------------------------------------------------------------------------------------------------------------------------------------




                                   Estimated                                                                     Annual
                                      1998                                                                       Contract
                                     Annual       Number of                                                      Rent
Property                             Taxes        Tenants with 10%          Name(s) of        Square Feet of     Per
                                                  or More of GLA            Tenant (s)          Each Tenant      Sq. Ft.

------------------------------------------------------------------------------------------------------------------------------------

R & D Building in La Mirada, CA    $64,494            1            Babcock Engineering             135,269         $5.25

------------------------------------------------------------------------------------------------------------------------------------

                                   Lease Expirations       Renewal        Line of Business
                                                           Options        of Principal Tenants

------------------------------------------------------------------------------------------------------------------------------------

                                       5/2004              2-5 Year       Aerospace, Electronics
                                                           Options        Manufacturer
------------------------------------------------------------------------------------------------------------------------------------



         The following table sets forth for each of the last five years the gross leasable area, occupancy rates, rental revenue and net effective rent for the Partnership's remaining property:


---------------------------------------------------------------------------------------------------------
 Property                                       Gross                          Rental          Net
                                                Leaseable       Year-End       Revenue       Effective
                                                Area            Occupancy      Recognized      Rent
                                                                                             ($/sf/yr)*

---------------------------------------------------------------------------------------------------------

R & D Building in La Mirada, CA
                    1994                      135,269           74%            $454,453      $5.76
                    1995 (1)                  135,269          100%            $876,246      $6.48
                    1996                      135,269          100%            $796,736      $5.89
                    1997                      135,269          100%            $810,195      $5.99
                    1998                      135,269          100%            $809,646      $5.99
---------------------------------------------------------------------------------------------------------

* Net Effective Rent calculation is based on average occupancy for the respective year.

(1)  Includes adjustment for property tax reimbursements.



         Set forth below is a schedule of lease expirations for each of the next ten years for the Partnership's remaining property based on the annual contract rent in effect at December 31, 1998:

--------------------------------------------------------------------------------
                               TENANT AGING REPORT
--------------------------------------------------------------------------------

             Property                # of Lease     Total         Total        Percentage
                                                                                   of
                                     Expirations    Square        Annual         Gross
                                                    Feet         Contract        Annual
                                                                 Rental          Rental*


--------------------------------------------------------------------------------------------

R & D Building in La Mirada, CA
               1999                      0            0            $0              0%
               2000                      0            0            $0              0%
               2001                      0            0            $0              0%
               2002                      0            0            $0              0%
               2003                      0            0            $0              0%
               2004                      1         135,269      $710,162          100%
               2005                      0            0            $0              0%
               2006                      0            0            $0              0%
               2007                      0            0            $0              0%
               2008                      0            0            $0              0%


--------------------------------------------------------------------------------

*  Does not include expenses paid by tenant.

         The following table sets forth for the Partnership's remaining property the: (i) federal tax basis, (ii) rate of depreciation, (iii) method of depreciation, (iv) life claimed and (v) accumulated depreciation, with respect to each component thereof for purposes of depreciation.

-------------------------------------------------------------------------------------------------------------------------------

Depreciable Assets
                                                       Rate of                          Life              Accumulated
       Entity / Property            Tax Basis        Depreciation       Method        in years            Depreciation

La Mirada
---------------------------------
Building & Improvements            $5,835,876               3.17%        SL             31.5               $1,925,990
Building                            1,277,266               2.56%        SL              39                   139,012
                                   ----------                                                                 -------
Total Depreciable Assets           $7,113,142                                                              $2,065,002
                                   ============                                                           ===========

-------------------------------------------------------------------------------------------------------------------------------

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

         Research and Development Building in La Mirada, California

         This property is located in the La Mirada sub-market, which is part of the Mid-Counties market in the Greater Los Angeles metropolitan area. The Mid-Counties market consisted of approximately 103 million square feet of industrial space at year-end 1998, including approximately 2.5 million square feet of new supply recorded in 1998. During 1998, the Mid-Counties industrial market experienced approximately 6.7 million square feet of gross leasing activity. Industrial vacancy in the region at year-end 1998 was 6.1% compared to 5.2% for the same period last year. The La Mirada sub-market is comprised of 172 buildings consisting of 11.6 million square feet. The La Mirada property was sold for gross proceeds of $7,150,000 on February 26, 1999.

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

         As of December 31, 1998, there were 2,195 holders of Units.

         The Partnership's Amended and Restated Agreement of Limited Partnership dated October 15, 1987, as amended to date (the "Partnership Agreement"), requires that any Distributable Cash (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Distributable Cash. Cash distributions paid in 1998, or distributed after year-end with respect to 1998, to the Limited Partners as a group totaled $1,427,314, including a special operating cash distribution in the amount of $913,544 on October 28, 1998. Cash distributions paid in 1997, or distributed after year end with respect to 1997, to the Limited Partners as a group totaled $12,244,369, including $7,182,093 ($219 per limited partnership unit), representing proceeds from the sales of two properties. Cash distributions paid in 1996, or distributed after year end with respect to 1996, to the Limited Partners as a group totaled $1,231,800.

         Largely due to the capital distributions mentioned above, total cash distributions exceeded net income in 1998 and reduced partners' capital accordingly. Regular cash distributions from operations were slightly higher than cash provided by operations in 1998. Reference is made to the Partnership's Statement of Partners' Capital (Deficit) and Statement of Cash Flows in Item 8 hereof.

Item 6.  Selected Financial Data.

                             For Year              For Year              For Year              For Year              For Year
                             Ended or              Ended or              Ended or              Ended or              Ended or
                             As of :               As of :               As of :               As of :               As of :
                             12/31/98             12/31/97 (1)          12/31/96 (2)           12/31/95             12/31/94 (3)
                            ---------            ------------          ------------           ---------            ------------

Revenues                     $916,698             $1,741,986            $3,571,724            $2,265,542            $1,933,320


Net Income (Loss)            $396,766             $1,042,339            $(911,331)            $1,309,989            $(481,123)


Net Income (Loss)
per weighted average
Limited Partnership              $11.99              $31.46              $(27.47)               $39.48              $(14.50)
Unit



Total Assets                  $6,743,112          $8,202,897           $19,387,293          $21,124,057           $19,810,159



Total Cash
Distributions
per Limited
Partnership
Unit, including
amounts distributed
after year end with
respect to such
year.
                                  $48.41             $373.38                $37.50               $0.00                $7.50
                                  ------             -------                ------               -----                -----


(1) Net Income in 1997 includes gains from the sales of two properties totaling $517,693. Cash distributions include returns of capital totaling $219.00 per Limited Partnership Unit.

(2) Net Loss in 1996 includes investment valuation allowances totaling $3,350,000 and a lease termination fee of $1,600,000.

(3) Net Loss in 1994 includes an investment valuation allowance of $1,865,248, and an extraordinary item - gain from extinguishment of joint venture debt of $665,248.

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

         On May 2, 1997, the Medlock Oaks buildings, which were owned by the Partnership (43%) and an affiliate (57%), were sold for a total sales price of $9,402,779. The Partnership received its 43% share of the net proceeds in the amount of $3,958,248, after closing costs, and recognized a gain of $387,990 ($11.70 per limited partnership unit) on the sale. A disposition fee of $121,260 was accrued but not paid to AEW Real Estate Advisors, Inc. ("AEW"). On May 29, 1997, the Partnership made a capital distribution of $3,938,160 ($120 per limited partnership unit) from the proceeds of the sale. The distribution reduced the adjusted capital contribution to $880 per unit.

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

      At December 31, 1998, the Partnership had $518,094 in cash, cash equivalents and short-term investments, of which $129,413 was used for cash distributions to partners on January 28, 1999; the remainder is being retained for working capital reserves. The Managing General Partner suspended operating cash distributions as of the second quarter of 1994 as a result of the uncertainty concerning the Partnership's future cash flow from the Rancho Dominguez investment. After the attainment of an adequate level of cash reserves and the restructuring of the Rancho Dominguez lease, the Managing General Partner resumed distributions of cash from operations as of the second quarter of 1996, at an annualized rate of 5.0% on a capital contribution of $1,000 per unit. The first quarter 1997 distribution included $1,137,359 related to the first installment of a lease termination fee which was received in 1996 and retained previously in working capital reserves. The second quarter 1997 distribution was based on the weighted average adjusted capital contribution. The distribution rate remained at 5.0% through the second quarter of 1997. The third and fourth quarter 1997 distributions were made at an annualized rate of 4.0% on the adjusted capital contribution of $880. The fourth quarter 1997 distribution includes $2,581,879 comprised of the final portion of the aforementioned lease termination fee, and Partnership reserves. The distribution rate was decreased during the third quarter of 1997 due to the sale of Medlock Oaks. The annualized distribution rate relating to all four quarters of 1998 was 2.0% on the adjusted capital contribution of $781. Also, a special distribution of operating cash was distributed in the fourth quarter of 1998 in the amount of $922,772.

         The Partnership maintains a fund for the purpose of repurchasing limited partnership units. Two percent of cash flow, as defined, is designated for this fund which had a balance of $73,208 and $41,551 at December 31, 1998 and 1997, respectively. Through December 31, 1997, the Partnership had repurchased and retired 230 limited partnership units for an aggregate cost of $177,945.

         The carrying value of real estate investments in the financial statements at December 31, 1998 is at depreciated cost, or if the investment's carrying value is determined not to be recoverable through expected undiscounted future cash flows, the carrying value is reduced to estimated fair market value. The fair market value of such investments is further reduced by the estimated cost of sale for properties held for sale. Carrying value may be greater or less than current appraised value. At December 31, 1998, the appraised value of the La Mirada investment exceeded its carrying value by $975,000. The current appraised value of real estate investments has been estimated by the Managing General Partner and is generally based on a combination of traditional appraisal approaches performed by AEW and independent appraisers. Because of the subjectivity inherent in the valuation process, the current appraised value may differ significantly from that which could be realized if the real estate were actually offered for sale in the marketplace.

Year 2000 Disclosure

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

        The Partnership relies on AEW Capital Management L.P. ("AEW Capital Management"), the parent of AEW Real Estate Advisors, Inc., to generate financial information and to provide other services which are dependent on the use of computers. The Partnership has obtained assurances from AEW Capital Management that:


  o AEW Capital Management has developed a Year 2000 Plan (the "Plan") consisting of five phases: inventory, assessment, testing, remediation/repair and certification.

  o As of September 30, 1998, AEW Capital Management had completed the inventory and assessment phases of this Plan and had commenced the testing and remediation/repair of internal systems.

  o AEW Capital Management expects to conclude the internal testing, remediation/repair and certifications of its Plan no later than June 30, 1999.

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

        The Partnership currently does not have a contingency plan in the event of a particular provider or system not being Year 2000 compliant. Such a plan will be developed if it becomes clear that a provider (including AEW Capital Management) is not going to achieve its scheduled compliance objectives by June 30, 1999. The inability of one of these providers to complete its Year 2000 resolution process could materially impact the Partnership. In addition, the Partnership is also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions. Given the nature of its operations, the Partnership will not incur any costs associated with Year 2000 compliance. All such costs are borne by AEW Capital Management and the property managers.


Results of Operations

         Form of Real Estate Investments

         The La Mirada investment is wholly-owned by the Partnership. The Rancho Dominguez investment, which was sold on December 15, 1997, was also a wholly-owned property. The Medlock Oaks investment, which was sold on May 2, 1997, was structured as a joint venture with an affiliate of the Partnership.

         Operating Factors

         At Medlock Oaks, occupancy was 100% and 97% at May 2, 1997 and December 31, 1996, respectively. In the first quarter of 1996, the Managing General Partner determined that the Partnership would be unable to recover the carrying value of this investment and, accordingly, the carrying value was reduced by $350,000 through a charge to operations. As mentioned above, the Partnership and its affiliate sold the Medlock Oaks buildings on May 2, 1997; the Partnership's share of the gain was $509,250 ($15.37 per limited partnership unit).

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

         On December 15, 1997, the Rancho Dominguez building was sold for $3,486,000, at which time the remaining environmental accrual of $49,811 was reversed based on the results of an independent environmental inspection completed concurrent with the sale of the property. The Partnership has no remaining contractual obligations with respect to the Rancho Dominguez building. The Partnership received net proceeds of $3,260,761, after closing costs, and recognized a gain of $129,703 ($3.96 per limited partnership unit) on the sale.

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

         The tenant in the La Mirada property contributed 100% of the rental revenue from the Partnership's investments for 1998. The tenant at La Mirada was current with regard to lease payments at December 31, 1998. Management is not aware of any impairment in this tenant's ability to perform in accordance with the terms of its lease.

         Investment Results

         Excluding the impact of the valuation allowances and the lease termination fee, investment income was $630,229, $1,647,366, and $1,068,825 for the years ended December 31, 1998, 1997 and 1996, respectively. The changes in investment income are primarily due to an asset sale in 1997.

         Real estate operations for La Mirada were $335,307 in 1998 compared to $301,489 in 1997. Results of real estate activity in 1998 include the reversal of $225,840 of previously accrued deferred disposition fees which the Managing General Partner determined would not be paid. Real estate operations for the wholly-owned properties in 1997 increased by $200,482 as compared to 1996. The increase resulted from lower depreciation and amortization expenses of $273,000 at Rancho Dominguez caused by the write-off of tenant improvements and other net assets in 1996. Operating expenses at Rancho Dominguez were also lower in 1997. This increase in operations was partially offset by lower rental revenue as a result of the related lease restructuring at Rancho Dominguez.

         Joint venture earnings were $54,694 and $210,976 for the years ended December 31, 1997 and 1996, respectively, all related to the Medlock Oaks investment. The decrease in earnings in 1997 stems from the sale of the investment in May 1997.

         Interest on cash equivalents and short-term investments decreased approximately $198,000 in 1998 as compared to 1997 as a result of a substantial decrease in the average investment balance due to the temporary investment of sale proceeds, in 1997, prior to distribution. Interest income increased approximately $17,000 in 1997 compared to 1996 as a result of the investment of the aforementioned sale proceeds.

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


         Portfolio Expenses

         General and administrative expenses primarily consist of real estate appraisal, legal, accounting, printing and investor servicing agent fees. These expenses decreased approximately $8,000, or 8% between 1997 and 1998, primarily due to decreases in appraisal and accounting fees and partially offset by an increase to out-of-pocket expenses. General and administrative expenses decreased approximately $8,000, or 7% in 1997 compared to 1996 primarily due to lower appraisal and accounting fees. The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the Managing General Partner. Management fees increased in 1997 as compared to 1996 due to the increase in distributable cash flow, and a corresponding increase in distributions to Partners. The management fee in 1996 resulted from the resumption of operating cash distributions as of the second quarter.

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

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk:

         The Partnership was not party to derivative financial instruments or derivative commodity instruments at or during the year ended December 31, 1998. The Partnership's only other financial instruments (as defined by Financial Accounting Standards Board Statement No. 107) are its cash and cash equivalents for which cost approximates market value.

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

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.

           (a) and (b) Identification of Directors and Executive Officers.

           The following table sets forth the names of the directors and executive officers of the Managing General Partner and the age and position held by each of them as of December 31, 1998.

Name                           Position(s) with the Managing General Partner                            Age

J. Christopher Meyer, III      President, Chief Executive Officer and Director                          51
Pamela J. Herbst               Vice President and Director                                              43
J. Grant Monahon               Vice President and Director                                              53
James J. Finnegan              Vice President                                                           38
Karin J. Lagerlund             Treasurer and Principal Financial and Accounting Officer                 34


           (c)    Identification of Certain Significant Employees.

                  None.

           (d)    Family Relationships.

                  None.

           (e)    Business Experience.

                  The Managing General Partner was incorporated in Massachusetts on January 16, 1987. The background and experience of the executive officers and directors of the Managing General Partner are as follows:

         J. Christopher Meyer, III. joined AEW Real Estate Advisors, Inc. ("AEW") , formerly known as Copley Real Estate Advisors, Inc., in 1987 and has been an officer at AEW since then. AEW is a subsidiary of AEW Capital Management, L.P. ("AEW Capital Management"), of which he is also a Director. Prior to joining AEW, he had senior positions with several regional real estate development concerns, including Chief Financial Officer of Ford Motor Land Development Corporation. His career at AEW has included asset management responsibility for the company's Eastern Region, and portfolio manager for several commingled real estate funds. Presently, Mr. Meyer has overall responsibility for all the partnerships advised by AEW whose securities are registered under the Securities and Exchange Act of 1934, and for several commingled funds. He received a B.A. in Statistics from the Princeton University and an MBA from the Wharton School of the University of Pennsylvania.

         Pamela J. Herbst directs AEW Capital Management's Institutional Real Estate Services, with oversight responsibility for the asset and portfolio management areas. Ms. Herbst is a member of AEW Capital Management's Investment Policy Group and Management Committee. She came to AEW Capital Management in December 1996 as a result of the firm's merger with Copley Real Estate Advisors, Inc., where she held various senior level positions in asset and portfolio management, acquisitions, and corporate operations since 1982. Ms. Herbst is a graduate of the University of Massachusetts (B.A.) and Boston University (M.B.A.).

         J. Grant Monahon is AEW Capital Management's General Counsel and a member of the firm's Management Committee and Investment Policy Group. He has over 25 years of experience in real estate law and investments. Prior to joining the predecessor of AEW Capital Management in 1987, Mr. Monahon was a partner with a major Boston law firm. As the head of that firm's real estate finance department, he represented a wide variety of institutional clients, both domestic and international, in complex equity and debt transactions. He is the former Chairman of the General Counsel section of the National Association of Real Estate Investment Managers. Mr. Monahon is a graduate of Dartmouth College (B.A.) and Georgetown University Law Center (J.D.).

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

         Karin J. Lagerlund directs the Institutional Real Estate Services Portfolio Accounting Group at AEW Capital Management, overseeing portfolio accounting, performance measurement and client financial reporting for AEW's private equity investment portfolios. Ms. Lagerlund is a Certified Public Accountant and has over ten years experience in real estate consulting and accounting. Prior to joining AEW Capital Management in 1994, she was an Audit Manager at EY/Kenneth Leventhal LLP. Ms. Lagerlund is a graduate of Washington State University (B.A.).


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

         The following table sets forth the amounts of the fees and reimbursements of out-of-pocket expenses which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the year ended December 31, 1998. Cash distributions to General Partners include amounts distributed after year-end with respect to 1998.

                                                                                                 Amount of
                                                                                              Compensation and
Receiving Entity                                     Type of Compensation                      Reimbursement
AEW Real Estate Advisors, Inc.                       Management Fees and
                                                     Reimbursement of Expenses                 $       159,460


General Partners                                     Share of Distributable Cash                        16,023



New England Securities Corporation                   Servicing Fee and
                                                     Reimbursement of
                                                     Expenses                                            3,932
                                                                                              ----------------
                                                     TOTAL                                     $       179,415
                                                                                               ===============

         For the year ended December 31, 1998, the Partnership allocated $2,388 of taxable income to the General Partners. See Note 1 of Notes to Financial Statements for additional information about transactions between the Partnership and the General Partners and their affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         (a) Security Ownership of Certain Beneficial Owners

         No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 1998. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

         Except as expressly provided in the Partnership Agreement, the right to manage the business of the Partnership is vested exclusively in the Managing General Partner.

         (b)      Security Ownership of Management.

                  The General Partners of the Partnership owned no Units at December 31, 1998.

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

         (b) Reports on Form 8-K. The Partnership filed one Current Report on Form 8-K dated March 9, 1999 reporting on Items No. 2 (Acquisition or Disposition of Assets) and No. 7 (Financial Statements and Exhibits), relating in both cases to the February 26, 1999 sale of La Mirada.

                        Copley Realty Income Partners 2;
                              A Limited Partnership






                              Financial Statements

                                  * * * * * * *





                                December 31, 1998

                        COPLEY REALTY INCOME PARTNERS 2;
                              A LIMITED PARTNERSHIP

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE



Report of Independent Accountants

Financial Statements:


       Balance Sheets - December 31, 1998 and 1997

       Statements of Operations - For the Years Ended December 31, 1998, 1997 and 1996

       Statements of Partners' Capital (Deficit) - For the Years Ended December 31, 1998, 1997 and 1996

       Statements of Cash Flows - For the Years Ended December 31, 1998, 1997 and 1996

       Notes to Financial Statements

Financial Statement Schedule:

       Schedule III - Real Estate and Accumulated Depreciation at December 31, 1998, 1997 and 1996

                        Report of Independent Accountants


To the Partners

Copley Realty Income Partners 2;
A Limited Partnership


In our opinion, based upon our audits and the reports of other auditors for the years ended December 31, 1998, 1997 and 1996, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Copley Realty Income Partners 2; A Limited Partnership (the "Partnership") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Second Income Corp., the Managing General Partner of the Partnership; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Partnership's Medlock Oaks joint venture investee for the year ended December 31, 1996 which results of operations are recorded using the equity method of accounting in the Partnership's financial statements. Equity in joint venture income for Medlock Oaks was $210,976 for the year ended December 31, 1996. We also did not audit the financial statements of MCV III, a wholly-owned property, for the year ended December 31, 1996 which statements reflect operating income of $1,295,352. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the equity in joint venture income for Medlock Oaks for the year ended December 31, 1996 and for the operating income for MCV III for the year ended December 31, 1996 is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Managing General Partner, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors for the years ended December 31, 1998, 1997 and 1996 provide a reasonable basis for the opinion expressed above.


/s/  PricewaterhouseCoopers  LLP
--------------------------------
Boston, Massachusetts
March 9, 1999

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

BALANCE SHEETS


                                                                              December 31,
                                                                      -------------------------------
                                                                1998                                1997
                                                           ------------------                    ---------

Assets

Property, net real estate investment:                      $                -                     $            -
Property held for disposition, net                                  6,225,018                          6,522,742

Cash and cash equivalents                                             518,094                          1,083,887
Short-term investments                                                      -                            596,268
                                                           ------------------                     -----------------
                                                           $        6,743,112                  $       8,202,897
                                                           ==================                  =================

Liabilities and Partners' Capital

Accounts payable                                           $           41,594                  $          53,995
Accrued management fee                                                 12,799                             28,809
Deferred disposition fees                                                   -                            225,840
                                                           ------------------                  -----------------
Total liabilities                                                      54,393                            308,644
                                                           ------------------                  -----------------

Partners' capital (deficit):
Limited partners ($781 per unit,
    100,000 units authorized;
    32,767 units,
    issued and outstanding)                                $        6,840,037                  $       8,033,516
General partners                                                     (151,318)                          (139,263)
                                                           -------------------                 -----------------
Total partners' capital                                             6,688,719                          7,894,253
                                                           ------------------                  -----------------

                                                           $        6,743,112                  $       8,202,897
                                                           ==================                  =================



                        (See accompanying notes to financial statements)


COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

                                                              Year ended December 31,
                                               ----------------------------------------------
                                             1998                        1997                      1996
                                       --------------------       ---------------------       -----------------
Investment Activity
Property rentals                       $           847,616       $            1,419,767        $      1,509,871
Depreciation and amortization                     (392,579)                   (415,746)               (688,380)
Property operating expenses                       (119,730)                   (196,567)               (214,519)
                                       ---------------------        -------------------       -----------------
                                                    335,307                   807,454                  606,972

Joint venture earnings                                    -                    54,694                  210,976

Lease termination fee                                     -                         -                1,600,000
Investment valuation allowances                           -                         -               (3,350,000)
                                       --------------------       --------------------         ----------------

 Total real estate operations                      335,307                    862,148                 (932,052)

 Gain on sales of property                               -                    517,693                        -

 Reversal of deferred disposition fee              225,840                          -                        -
                                       --------------------       -------------------        -----------------


  Total real estate activity                        561,147                 1,379,841                 (932,052)

 Interest on cash equivalents
  and short-term investments                         69,082                   267,525                  250,877
                                       --------------------       -------------------         -----------------

   Total investment activity                        630,229                 1,647,366                 (681,175)
                                       --------------------       -------------------         -----------------

Portfolio Expenses

General and administrative                           91,003                    99,305                  107,099
Management fee                                      142,460                   505,722                  123,057
                                       --------------------       -------------------         -----------------
                                                    233,463                   605,027                  230,156
                                       --------------------       -------------------         -----------------

Net Income (Loss)                      $            396,766       $         1,042,339         $       (911,331)
                                       ====================       ===================         =================

Net income (loss) per weighted
  average limited partnership unit     $              11.99       $             31.46         $        (27.47)
                                       ====================       ===================         ================

Cash distributions per limited
  partnership unit outstanding for the
  entire year                          $              48.41       $             377.08        $         25.00
                                       ====================       ====================        ================

Weighted average number of limited
  partnership units outstanding during
  the year                                           32,767                     32,806                 32,848
                                       ====================       ===================         =================


                          (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

STATEMENTS OF  PARTNERS' CAPITAL (DEFICIT)

                                                                                      Year ended December 31,
                                             --------------------------------------------------------------------------------------
                                                         1998                                  1997                     1996

                                             ---------------------------            --------------------------      ---------------

                                             General           Limited              General          Limited            General
                                             Partners          Partners             Partners         Partners           Partners


Balance at beginning of year             $      (139,263)    $     8,033,516    $    (97,317)    $   19,392,367    $     (79,910)

Cash distributions                               (16,023)         (1,586,277)        (52,369)       (12,366,593)          (8,294)

Repurchase of limited partnership units                -                   -               -            (24,174)               -

Net income (loss)                                  3,968             392,798          10,423          1,031,916           (9,113)
                                         ---------------     ---------------    --------------     ---------------    -------------

Balance at end of year                   $      (151,318)    $     6,840,037    $   (139,263)    $    8,033,516    $     (97,317)
                                         ================    ===============    ==============     ===============    =============


                                                                                      Year ended December 31,
                                         ------------------------------------------------------------------------------------------
                                                                                                                       1996
                                                                                                            -----------------------

                                                                                                                       Limited
                                                                                                                       Partners

Balance at beginning of year                                                                                         21,133,635

Cash distributions                                                                                                     (821,200)

Repurchase of limited partnership units                                                                                 (17,850)

Net income (loss)                                                                                                      (902,218)
                                                                                                                   -------------
Balance at end of year                                                                                              $19,392,367
                                                                                                                  =============




                        (See accompanying notes to financial statements)



COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

                                                               Year ended December 31,
                                                 ----------------------------------------------
                                                     1998                     1997                 1996
                                                 --------------          ---------------       -------------
Cash flows from operating activities:
 Net income (loss)                              $       396,766         $       1,042,339        $  (911,331)
 Adjustments to reconcile net income
    (loss) to net cash provided
    by operating activities:
  Depreciation and amortization                         392,579                   415,746            688,380
  Investment valuation allowances                             -                         -          3,350,000
  Equity in joint venture net income                          -                   (54,694)          (210,976)
  Cash distributions from joint ventures                      -                   152,012            396,881
  Gain on sales of property                                   -                  (517,693)                 -
   Decrease in investment income
     receivable                                           9,445                    14,383              3,355
  Decrease (increase) in accrued
     lease termination fee                                    -                   350,000            (350,000)
 Increase (decrease) in operating liabilities           (28,411)                   (9,439)             21,912
  Increase in property working capital                  (94,854)                  (96,341)           (132,043)
                                                ----------------        -----------------        -------------
      Net cash provided by operating activities         675,525                 1,296,313           2,856,178
                                                ----------------        -----------------        -------------

Cash flows from investing activities:
 Decrease (increase) in short-term investments,
    net                                                 586,822                 1,451,663           (383,160)
Net proceeds from sales of property                           -                 6,993,169                  -
Provision for (reversal of)deferred
   disposition fee                                      (225,840)                225,840                   -
                                                ----------------        -----------------      ---------------
    Net cash provided by (used in)
        investing activities                            360,982                 8,670,672           (383,160)
                                                ----------------        -----------------      ---------------

Cash flows from financing activities:
 Distributions to partners                           (1,602,300)              (12,418,962)          (829,494)
 Repurchase of limited partnership units                      -                   (24,174)           (17,850)
                                                ---------------         -----------------        ------------
     Net cash used in financing activities           (1,602,300)              (12,443,136)          (847,344)
                                                ----------------        -----------------        ------------

Net increase (decrease) in cash and cash
 equivalents                                           (565,793)               (2,476,151)         1,625,674

Cash and cash equivalents:
 Beginning of year                                    1,083,887                 3,560,038          1,934,364
                                                ---------------         -----------------        ------------

 End of year                                    $       518,094         $       1,083,887       $  3,560,038
                                                ===============         =================       =============


                               (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

General

         Copley Realty Income Partners 2; A Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income-producing real properties. The Partnership commenced operations in October 1987, and acquired the remaining real estate investment it currently owns prior to the end of 1988. The Partnership intended to dispose of its investments within nine years of their acquisition, and then liquidate; however, the Managing General Partner extended the investment period at least into 1999, having determined it to be in the best interest of the limited partners. As discussed below, the Partnership sold its remaining real estate investment in February, 1999.

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

         On December 10, 1996, Copley's parent, New England Investment Companies, L. P. ("NEIC"), a publicly traded master limited partnership, acquired certain assets subject to then existing liabilities from Aldrich Eastman & Waltch, Inc. and its affiliates and principals (collectively, "the AEW operations"). Simultaneously, a new entity, AEW Capital Management, L.P., was formed into which NEIC contributed its interest in Copley and its affiliates. As a result, the AEW operations were combined with Copley to form the business operations of AEW Capital Management, L.P. At year end 1997, NEIC completed a restructuring plan under which it contributed all of its operations to a newly formed private partnership, NEIC Operating Partnership, L.P., in exchange for a general partnership interest in the newly formed entity. Accordingly, at December 31, 1997, AEW Capital Management, L.P. is wholly owned by Nvest Companies, L.P., the successor to NEIC Operating Partnership, L.P.

         Prior to August 30, 1996, New England Mutual Life Insurance Company ("The New England") was NEIC's principal unit holder and owner of all of the outstanding stock of NEIC's general partner. On August 30, 1996, The New England merged with and into Metropolitan Life Insurance Company ("Met Life"). Met Life is the surviving entity and, therefore, through a wholly-owned subsidiary, became the owner of the units of partnership interest previously owned by The New England and of the stock of NEIC's general partner. Effective April 1, 1998, NEIC changed its name to Nvest, L.P. and NEIC Operating Partnership changed its name to Nvest Companies, L.P.

Management

         AEW, as advisor, is entitled to receive stipulated fees from the Partnership in consideration of services performed in connection with the management of the Partnership and acquisition and disposition of Partnership investments in real property. Partnership management fees are 9% of distributable cash from operations, as defined, before deducting such fees. AEW is also reimbursed for expenses incurred in connection with administering the Partnership ($17,000 in 1998, $19,638 in 1997, and $17,000 in 1996). Acquisition
fees were based on 3% of the gross proceeds from the offering and were paid at the time commitments were initially funded. Disposition fees are limited to the lessor of 3% of the selling price of the property, or 50% of the standard real estate commission customarily charged by an independent real estate broker. Payments of disposition fees are subject to the prior receipt by the limited partners of their capital contributions plus a stipulated return thereon. Based on the Partnership's returns to date and the sale of the Partnership's sole remaining real estate investment in February, 1999 (as discussed in Note 3), the Managing General Partner determined that previously accrued deferred disposition fees of $225,840 would not be paid and, accordingly, reversed such fees in 1999.
         New England Securities Corporation, an indirect subsidiary of Met Life, is engaged by the Partnership to act as its unit holder servicing agent. Fees and out-of-pocket expenses for such services totaled $3,932, $3,696 and $3,524 in 1998, 1997 and 1996, respectively.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         The carrying value of an investment may be more or less than its current appraised value. At December 31, 1998, the appraised value of the Partnership's remaining investment exceeded its carrying value by $975,000. At December 31, 1997, the appraised value of the Partnership's investment exceeded its carrying value by $700,000.

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

         The Partnership has the positive intent and ability to hold all short-term investments to maturity; therefore, short-term investments are carried at cost, plus accrued interest, which approximates market value. At December 31, 1997, all short-term investments are in commercial paper with less than two months remaining to maturity.

Deferred Disposition Fees

According to the terms of the advisory contract, AEW is entitled to disposition fees related to sales of real estate investments. Payment of the fees, however, is contingent upon the limited partners first receiving their capital, plus a stipulated return thereon. After the execution of a Purchase and Sale Agreement to dispose of the Partnership's sole remaining real property asset during the first quarter of 1999, the Managing General Partner determined that the stipulated return of the limited partners' original invested capital would not occur. As a result, previously accrued disposition fees payable to AEW totaling $225,840 ($6.89 per limited partnership unit) were recognized as other income in 1998.

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

Segment Data

Effective January 1, 1998, the Partnership adopted Financial Accounting Standards Board Statement No. 131. "Disclosures about Segments on an Enterprise and Related Information" (FAS 131). Based on the criteria established in FAS 131, the Managing General Partner has determined that the Partnership operates in one operating segment which is investing in real estate properties which are domiciled in the United States of America.

NOTE 3 - INVESTMENT IN PROPERTY

         The following is a summary of the Partnership's investment in property:

                                                    December 31,
                                           -------------------------------
                                     1998                              1997
                                 ----------------                ---------------

Land                             $      4,711,859                 $   4,711,859
Buildings and improvements              7,855,152                     7,855,152
Accrued lease termination fee                   -                             -
Accumulated depreciation               (2,757,345)                   (2,440,345)
Investment valuation allowance         (4,200,000)                   (4,200,000)
                                 -----------------              ----------------
                                        5,609,666                     5,926,666

Other net assets                          615,352                       596,076
                                 -----------------              ----------------

                                 $      6,225,018                $   6,522,742
                                 =================               ===============

         On November 12, 1987, the Partnership entered into a joint venture agreement with an affiliate of The Muller Company. The venture acquired an industrial building (Rancho Dominguez, California) and a research and development building (La Mirada, California). As discussed below, the La Mirada building was sold in February 1999 and the Rancho Dominguez building was sold in 1997. The Partnership contributed $20,465,000 to the venture. Effective June 30, 1991, the investment was restructured to a wholly-owned property as a result of the venture partner's inability to proportionately fund cash deficits.

         The buildings were being depreciated over 30 years. Tenant improvements were being depreciated over the life of the underlying leases. Aggregate minimum future rental payments for the La Mirada property are as follows: 1999- $694,042; 2000- $796,644; 2001- $801,879; 2002- $859,464; 2003 - $859,464;
thereafter - $358,110.

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

         An environmental remediation project was undertaken at the Rancho Dominguez building, due to contamination caused by a former tenant. The Partnership had taken a charge to operations in prior years totaling $500,000 relating to this matter. During 1995, based on a revised engineering estimate, the Partnership reduced its accrual for future costs by $200,000 which was recorded as a credit to property operating expenses. As discussed below, the Rancho Dominguez property was sold in December 1997, at which time the remaining accrual of $49,811 was reversed based on the contractual results of an independent environmental inspection completed concurrent with the sale of the property. The Partnership has no remaining remediation cost obligations with respect to the Rancho Dominguez building.

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

         On February 26, 1999 the La Mirada property was sold for gross proceeds of $7,150,000. The Partnership received net proceeds of $6,955,515, after closing costs, and recognized a gain in 1999 of $723,328 ($22.07 per limited partnership).

NOTE 4 - REAL ESTATE JOINT VENTURES

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

                                         Results of Operations
                                         ---------------------
                                                                  Year ended December 31,
                                                 --------------------------------------------------------------
                                                      1998                   1997                         1996
                                                 ---------------         --------------             ---------------

Revenue
  Rental income                                  $              -        $        358,009          $       1,165,073
  Other                                                         -                  36,653                    114,609
                                                 ----------------        ----------------           ----------------
                                                                -                 394,662                  1,279,682
                                                 ----------------        ----------------           ----------------
Expenses
  Depreciation and amortization                                 -                 156,941                    454,305
  Operating expenses                                            -                 129,254                    321,958
                                                 ----------------        ----------------           ----------------
                                                                -                 286,195                    776,263
                                                 ----------------        ----------------           ----------------

Net income                                       $                       $        108,467          $         503,419
                                                 ================        ================          ==================

         Liabilities and expenses exclude amounts owed and attributable to the Partnership and its affiliate on behalf of their various financing arrangements with the joint venture.


NOTE 5 - INCOME TAXES

         The Partnership's income (loss) for federal income tax purposes differs from that reported in the accompanying statement of operations as follows:


                                                                         Year ended December 31,
                                                               --------------------------------------
                                                          1998                  1997                       1996
                                                     ---------------       -----------------          ---------------
Net income (loss) per
 financial statements                               $        396,766      $       1,042,339            $     (911,331)
Timing differences:
  Joint venture earnings                                           -                (95,036)                 (106,138)
  Rental revenue                                            (261,165)               251,204                  (394,752)
  Expenses                                                         -                    385                     2,485
  Depreciation and amortization                              103,220               (137,824)                  160,195
  Valuation allowances                                             -                      -                 3,350,000
                                                     ---------------       ----------------            ---------------
Taxable income                                      $        238,821      $       1,061,068            $    2,100,459
                                                    ================      =================            ===============

NOTE 6 - PARTNERS' CAPITAL

         The Partnership maintains a repurchase fund for the purpose of repurchasing limited partnership units, pursuant to the terms and conditions set forth in the Partnership Agreement. Two percent of cash flow, as defined, is designated for the repurchase fund which had a balance of approximately $73,208 and $41,551 at December 31, 1998 and 1997, respectively. Through December 31, 1997, the Partnership repurchased and retired 230 limited partnership units for an aggregate cost of $177,945.

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


NOTE 7 - SUBSEQUENT EVENT

         Distributions of cash from operations relating to the quarter ended December 31, 1998 were made on January 28, 1999 in the aggregate amount of $129,413 ($3.91 per limited partnership unit). See Note 3 for discussion of investment sale on February 26, 1999.

                        COPLEY REALTY INCOME PARTNERS 2;
                              A LIMITED PARTNERSHIP

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1998

                                               Initial Cost to
                                               the Partnership
                          -----------------------------------------------------------------


                                Encum -                     Buildings &          Other
Description                     brances        Land         Improvements         (Net)
----------------                -------    -----------      ------------    --------------
An industrial and an R & D
building (235,594 sq.ft) on
13.08 acres of land in          Note A     $  7,339,344     $ 10,665,340     $    144,934
Rancho Dominguez and
La Mirada, California                      ------------     ------------     ------------
      Total Wholly-Owned ..                $  7,339,344     $ 10,665,340     $    144,934
                                           ============     ============     ============

                                                          Costs Capitalized
                                                     Subsequent to Acquisition
                                 ---------------------------------------------------------------


                                             Carrying          Additions
Description                                   Costs         (Dispositions)        Other
----------------                           -----------      ------------    --------------

An industrial and an R & D
building (235,594 sq.ft) on
13.08 acres of land in          Note A        $          0     ($ 1,294,871)    $  1,315,456
Rancho Dominguez and
La Mirada, California                         ------------     ------------     ------------
      Total Wholly-Owned ..                   $          0     ($ 1,294,871)    $  1,315,456
                                              ============     ============     ============



                                                                  Gross amount at which
                                                               Carried at Close of Period
                                               -------------------------------------------------------------



                                                                                     Investment
                                                       Buildings &                    Valuation
Description                                Land        Improvements       Other       Allowances      Dispositions     Total
----------------                         -----------   -------------  -------------  --------------   ------------  ------------
An industrial and an R & D
building (235,594 sq.ft) on
13.08 acres of land in          Note A   $  7,339,344   $  9,370,469   $  1,460,390   ($ 7,200,000)         $0       $ 10,970,203
Rancho Dominguez and
La Mirada, California                    -----------   -------------  -------------  --------------   ------------  ------------
      Total Wholly-Owned ..              $  7,339,344   $  9,370,469   $  1,460,390   ($ 7,200,000)          $0      $ 10,970,203
                                         ============   ============   ============   =============   ============  =============



                                           Accumulated
                                           Depreciation               Date of                   Date           Depreciable
                                          & Amortization            Construction              Acquired           Life
                                         ---------------            -------------            ----------        -----------

An industrial and an R & D
building (235,594 sq.ft) on
13.08 acres of land in          Note A     $  4,745,185                 1962 &                11/12/87         30 years
Rancho Dominguez and                                                     1987
La Mirada, California                     --------------
  Total Wholly-Owned..                     $  4,745,185




43% interest in Medlock Oaks
Associates.  Owners of five
warehouse and service center
buildings (173,916 square feet)      ----------   See  Note  B   -----
situated on 14.9 acres of land
in Atlanta, Georgia.



                                                                Accumulated
                                                                Depreciation         Date of            Date        Depreciable
                                Dispositions         Total      & Amortization       Construction     Acquired         Life
                                ------------        ------     ---------------       -------------    --------      ------------
43% interest in Medlock Oaks
Associates.  Owners of five
warehouse and service center                                                           Phase I-1987
buildings (173,916 square feet)           $0           $0             N/A              Phase II-1990     12/4/87      30/15 Yrs
situated on 14.9 acres of land  ============       ========
in Atlanta, Georgia.


                         COPLEY REALTY INCOME PARTNERS 2

                             NOTE A TO SCHEDULE III



         Reconciliation of Real
              Estate Owned
                                                       1996               1996                                      1996
                                      COST           INVESTMENT       INCREASE IN       1996 INCREASE            INVESTMENT
                                      AS OF             IN              DEFERRED          IN PROPERTY             VALUATION
                                      12/31/95        PROPERTY        LEASING COSTS     WORKING CAPITAL           ALLOWANCE
                                      --------       ----------       -------------     ----------------         ------------

Rancho Dominguez, California
       &  La Mirada, California       $16,677,583          $0                   $0              $482,043           ($3,000,000)
                                      ==========     =========         ============       ===============          ============



                                                      1997                 1997                                       1997
                                      COST          INVESTMENT          INCREASE IN         1997 INCREASE           INVESTMENT
                                      AS OF            IN                  DEFERRED           IN PROPERTY            VALUATION
                                     12/31/96        PROPERTY           LEASING COSTS        WORKING CAPITAL         ALLOWANCE
                                     --------       ----------          -------------       ----------------        ------------
 Rancho Dominguez, California
       &  La Mirada, California     $14,159,626             $0                     $0                $260,929                $0
                                    ===========      =========           ============         ===============       ============

                                                       1998                 1998                                        1998
                                       COST          INVESTMENT          INCREASE IN          1998 INCREASE           INVESTMENT
                                       AS OF            IN                 DEFERRED            IN PROPERTY            VALUATION
                                      12/31/97        PROPERTY          LEASING COSTS        WORKING CAPITAL           ALLOWANCE
                                     --------       -----------         -------------       ----------------         ------------

 Rancho Dominguez, California
       &  La Mirada, California     $10,875,348            $0                     $0                 $94,855                   $0
                                    ===========      =========           ============          ==============        ============


        Reconciliation of Real
              Estate Owned
                                                  ACCUMULATED         1996            ACCUMULATED
                                     COST         AMORTIZATION &   AMORTIZATION &    AMORTIZATION &    12/31/96
                                   BALANCE AT     DEPRECIATION      DEPRECIATION      DEPRECIATION      PROPERTY
                                   12/31/96       AS OF 12/31/95       EXPENSE       AS OF 12/31/96       NET
                                   -----------    --------------   --------------    --------------    -----------
Rancho Dominguez, California
      &  La Mirada, California     $14,159,626       $3,255,472          $683,147        $3,938,619     $10,221,007
                                   ===========     ============     =============    ==============    =============


                                                   ACCUMULATED          1997           ACCUMULATED
                                     COST          AMORTIZATION &   AMORTIZATION &    AMORTIZATION &      1997            12/31/97
                                   BALANCE AT      DEPRECIATION     DEPRECIATION      DEPRECIATION        SALES           PROPERTY
                                   12/31/97        AS OF 12/31/96     EXPENSE         AS OF 12/31/97    (R.DOMINGUEZ)       NET
                                   -----------    --------------   --------------    --------------     -------------   ------------

 Rancho Dominguez, California
      &  La Mirada, California     $14,420,555        $3,938,619         $413,987        $4,352,606      ($3,545,207)    $6,522,742
                                   ===========       ============     ===========     =============      ============    ==========


                                                    ACCUMULATED        1998            ACCUMULATED
                                    COST            AMORTIZATION &   AMORTIZATION &    AMORTIZATION &      1998            12/31/98
                                   BALANCE AT       DEPRECIATION     DEPRECIATION      DEPRECIATION        SALES           PROPERTY
                                   12/31/98         AS OF 12/31/97   EXPENSE           AS OF 12/31/98    (R.DOMINGUEZ)       NET
                                   -----------    --------------   --------------    --------------     -------------   ------------
 Rancho Dominguez, California
      &  La Mirada, California     $10,970,203         $4,352,606        $392,579        $4,745,185               $0     $6,225,018
                                   ===========       ============     ===========     =============      ============    ==========


                         COPLEY REALTY INCOME PARTNERS 2

                             NOTE B TO SCHEDULE III

                                                                                            1995           1995 CASH
                                       BALANCE          1995                              INVESTMENT        RECEIVED
                        PERCENT OF      AS OF        INVESTMENT        1995 EQUITY IN     VALUATION           FROM
   DESCRIPTION          OWNERSHIP      12/31/94      IN PROPERTY       INCOME (LOSS)      ALLOWANCE        JOINT VENTURES
   -----------          ----------    ----------     -----------       ---------------    -----------      ----------------

 Medlock Oaks              43%        $4,229,137             $0               $180,667               $0           ($319,499)

                                      -----------     ---------           ------------       ----------     ----------------
                                      $4,229,137             $0               $180,667               $0           ($319,499)
                                      ===========     =========           ============        =========     ================



                                                                                            1996           1996 CASH
                                       BALANCE           1996                             INVESTMENT        RECEIVED
                         PERCENT OF     AS OF          INVESTMENT      1996 EQUITY IN     VALUATION           FROM
                         OWNERSHIP     12/31/95        IN PROPERTY     INCOME (LOSS)      ALLOWANCE       JOINT VENTURES
                         ----------    ----------      -----------     ---------------    -----------   ----------------

 Medlock Oaks               43%       $4,085,073                $0          $209,076      ($350,000)         ($396,881)

                                      ------------     ------------    --------------    ------------    ---------------
                                       $4,085,073                $0          $209,076      ($350,000)         ($396,881)
                                      ===========      ============    ==============    ============   ================



                                                                                            1997             1997 CASH
                                       BALANCE             1997                           INVESTMENT          RECEIVED
                         PERCENT OF     AS OF           INVESTMENT     1997 EQUITY IN     VALUATION            FROM
                         OWNERSHIP     12/31/96        IN PROPERTY     INCOME (LOSS)      ALLOWANCE        JOINT VENTURES
                         ----------    ----------      -----------     ---------------    -----------     ----------------

 Medlock Oaks                43%       $3,543,935              $0            $54,055              $0           ($152,012)

                                      ------------     ------------    --------------    ------------      ---------------
                                       $3,543,935               $0            $54,055              $0           ($152,012)
                                      ===========      ============    ==============    ============     ================


                        1995            1995
                     AMORTIZATION    AMORTIZATION
                         OF              OF                BALANCE
                     ACQUISITION       DEFERRED             AS OF
   DESCRIPTION          FEES           INTEREST            12/31/95
  ------------      -------------    -------------      ------------

 Medlock Oaks         ($5,232)                $0          $4,085,073

                      --------         ---------        ------------
                      ($5,232)                $0          $4,085,073
                      ========         =========        ============


                       1996               1996
                    AMORTIZATION     AMORTIZATION
                        OF               OF                BALANCE
                     ACQUISITION       DEFERRED             AS OF
                       FEES           INTEREST             12/31/96
                   -------------    -------------      ------------

 Medlock Oaks         ($5,233)           $1,900            $3,543,935

                      --------         ---------         ------------
                      ($5,233)           $1,900            $3,543,935
                      ========         =========         ============


                         1997           1997
                     AMORTIZATION    AMORTIZATION
                          OF             OF                                 BALANCE
                      ACQUISITION      DEFERRED              1997            AS OF
                        FEES          INTEREST              SALES           12/31/97
                   -------------    -------------      ------------     ------------

 Medlock Oaks          ($1,759)             $639          ($3,444,858)            $0

                       --------        ---------          ------------   -----------
                       ($1,759)             $639          ($3,444,858)            $0
                       ========        =========          ============   ===========


                                  EXHIBIT INDEX


Exhibit                                                                            Page
Number                                                                             Number

--------                                                                          --------

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

10D.              Agreement regarding Assignment and Assumption of Lease by           *
                  and between MCV and Genisco dated as of November 12, 1987.

10E.              Medlock Oaks Associates ("Medlock Oaks") Joint Venture              *
                  Agreement dated as of December 4, 1987 by and between the
                  Partnership and Copley Realty Income Partners 1, a Limited
                  Partnership (collectively, the "Affiliates") and Hill Limited
                  #10, a Georgia limited partnership ("Hill").                        *

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

10M.              Deed of Trust and Assignment of Rents dated as of May 11,           *
                  1988* by and among Sammis Horn Road Associates (Trustor),
                  Stewart Title Guaranty Company (Trustee), and The First
                  National Bank of Chicago (Beneficiary).


                                  EXHIBIT INDEX



Exhibit                                                                             Page
Number                                                                              Number
-------                                                                             -------
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

10R.              Amended and Restated Promissory Note dated as of January 1,          *
                  1990, from Medlock Oaks to the Affiliates.

10S.              First Amendment to Deed to Secure Debt and Security                  *
                  Agreement dated as of January 1, 1990 between Medlock Oaks and the Affiliates.

10T.              First Amendment to Loan Agreement dated as of                        *
                  January 1, 1990 between Medlock Oaks and the Affiliates.

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

10X.              Incentive Property Management Agreement effective as of              *
                  May 31, 1991 by and between TRI-Partners, a California general partnership, and the Registrant.

10Y.              Agreement of Purchase and Sale and Joint Escrow Instructions         *
                  made and entered into as of May 17, 1991 by and between Sammis
                  Horn Road Associates, a California general partnership
                 ("Seller"), and Rico's Draperies, Inc. ("Buyer").

10Z.              Second Amendment to Loan Documents dated as of                       *
                  August 1, 1992 by and between Sammis Horn Road Associates and
                  The First National Bank of Chicago.


                                  EXHIBIT INDEX



Exhibit                                                                          Page
Number                                                                           Number
------                                                                           -------

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

10DD.             First Amended and Completely Restated Joint Venture               *
                  Agreement of Sammis Horn Road Associates, effective as of
                  July 31, 1992 by and among the Registrant, CRIP 2 Pool, and
                  Sammis Rancho Cordova Associates.

10EE.             Settlement  Agreement  dated  October  24,  1994 by and            *
                  between  Sammis  Horn Road  Associates,  the  Registrant, CRIP
                  2 Pool,  Lee C. Sammis, Samuel G. Lindsay, John S. Hagestad,
                  Carl F. Willgeroth,  "Guarantors", and The First National Bank
                  of Chicago and SCI Properties, "Transferee".

10FF.             Lease dated February, 1994 by and between the Registrant,          *
                  "Lessor", and Babcock, Inc., "Lessee".

10GG.             First Amendment of Lease dated March 22, 1994 by and between       *
                  the Registrant, "Lessor", and Babcock, Inc., "Lessee".

10HH.             Second Amendment of Lease dated December 30, 1994 by and           *
                  between the Registrant, "Lessor", and Babcock, Inc.,
                  "Lessee".

10II              Third Amendment of Lease dated January 17, 1995 by and between     *
                  the Registrant, "Lessor", and Babcock, Inc., "Lessee".

27.               Financial Data Schedule


-----------------------------------------------
*        Previously filed and incorporated herein by reference.


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

                                       COPLEY REALTY INCOME PARTNERS 2;
                                       A LIMITED PARTNERSHIP



Date:    March 25, 1999                 By:      /s/ J. Christopher Meyer, III
                                                 ------------------------------
                                                     J. Christopher Meyer, III
                                                     President of the
                                                     Managing General Partner


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



         Signature                                 Title                                             Date


                                                     President, Chief
                                                     Executive Officer and
 /s/     J. Christopher Meyer, III                   Director                                        March 25, 1999
----------------------------------
         J. Christopher Meyer, III


                                                     Vice President and
 /s/     Pamela J. Herbst                            Director                                        March 25, 1999
---------------------------
         Pamela J. Herbst

                                                     Vice President and
 /s/     J. Grant Monahon                            Director                                        March 25, 1999
---------------------------
         J. Grant Monahon


/s/      James J. Finnegan                           Vice President                                  March 25, 1999
---------------------------
         James J. Finnegan


                                                     Treasurer and Principal
/s/      Karin J. Lagerlund                          Financial and Accounting
-----------------------------                        Officer                                         March 25, 1999
         Karin J. Lagerlund

