Form 10-Q
period 1999-03-31
COPLEY REALTY INCOME PARTNERS 2
filed 1999-05-13
CIK 809765

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


       For Quarter Ended March 31, 1999  Commission File Number 0-17810



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

                              Yes  X__    No  ___

                       COPLEY REALTY INCOME PARTNERS 2;
                             A LIMITED PARTNERSHIP

                                   FORM 10-Q


                       FOR QUARTER ENDED MARCH 31, 1999


                                    PART I


                             FINANCIAL INFORMATION

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

BALANCE SHEETS

                                   March 31, 1999     December 31, 1998
                                     (Unaudited)           (Audited)
                                   ---------------    -----------------
Assets

Real estate investments:
 Property held for disposition,     $           -        $  6,225,018
 net

Cash and cash equivalents               7,390,972             518,094
Other assets                               18,270                   -
                                   --------------       -------------
                                    $   7,409,242        $  6,743,112
                                   ==============       =============

Liabilities and Partners' Capital

Lease commission payable            $     103,547        $          -
Accounts payable                           44,500              41,594
Accrued management fee                     25,991              12,799
                                   --------------       -------------
Total liabilities                         174,038              54,393
                                   --------------       -------------

Partners' capital (deficit):
 Limited partners ($781 per unit;
 100,000 units authorized, 32,767
 units issued and outstanding)          7,381,057           6,840,037
General partners                         (145,853)           (151,318)
                                   --------------       -------------
Total partners' capital (deficit)       7,235,204           6,688,719
                                   --------------       -------------

                                    $   7,409,242        $  6,743,112
                                   ==============       =============

          (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS (Unaudited)

                                                                     Quarter Ended March 31,
                                                                   1999                   1998
                                                            -----------------     ------------------
Investment Activity
Property rentals                                            $      126,439          $       202,600
Depreciation and amortization                                            -                  (98,999)
Property operating expenses                                        (30,500)                 (28,978)
                                                            --------------          ---------------
 Total real estate operations                                       95,939                   74,623


Gain on sale of investment                                         599,655                        -
                                                            --------------          ---------------
 Total real estate activity                                        695,594                   74,623

Interest on cash equivalents
 and short-term investments                                         30,865                   20,313
                                                            --------------          ---------------

 Total investment activity                                         726,459                   94,936
                                                            --------------          ---------------
Portfolio Expenses

General and administrative                                          24,570                   26,009
Management fee                                                      25,991                   12,799
                                                            --------------          ---------------
                                                                    50,561                   38,808
                                                            --------------          ---------------

Net Income                                                  $      675,898          $        56,128
                                                            ==============          ===============


Net income per limited partnership unit                     $        20.42          $          1.70
                                                            ==============          ===============
Cash distributions per
 limited partnership unit                                   $         3.91          $          8.80
                                                            ==============          ===============

Number of limited partnership
 units outstanding during
 the period                                                         32,767                   32,767
                                                            ==============          ===============

               (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                                                                   Quarter Ended March 31,
                                                             1999                               1998
                                                    -----------------                  ----------------------
                                                     General     Limited                General     Limited
                                                    Partners     Partners              Partners     Partners
                                                    ---------   ----------             ---------   ----------
Balance at beginning
  of period                                         $(151,318)  $6,840,037             $(139,263)  $8,033,516

Cash distributions                                     (1,294)    (128,119)               (2,913)    (288,376)

Net income                                              6,759      669,139                   561       55,567
                                                    ---------   ----------             ---------   ----------

Balance at end of
  period                                            $(145,853)   7,381,057             $(141,615)  $7,800,707
                                                    =========   ==========             =========   ==========

           (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP


SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                             Three Months Ended March 31,
                                            -----------------------------
                                                  1999           1998
                                            -----------------------------
Net cash provided by operating activities   $   46,776         $  158,405
                                            ----------         ----------

Cash flows from investing activities:
  Net proceeds from sale of property         6,955,515                  -
    Decrease in short-term
    investments, net                                 -            586,822
                                            ----------         ----------

  Net cash provided by investing activities  6,955,515            586,822
                                            ----------         ----------

Cash flows from financing activities:
  Distributions to partners                   (129,413)          (291,289)
                                            ----------         ----------

Net increase in cash and cash
  equivalents                                6,872,878            453,938

Cash and cash equivalents:
  Beginning of period                          518,094          1,083,887
                                            ----------         ----------

  End of period                             $7,390,972         $1,537,825
                                            ==========         ==========

           (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

   In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 1999 and December 31, 1998 and the results of its operations, its cash flows and partners' capital (deficit) for the three months ended March 31, 1999 and 1998. These adjustments are of a normal recurring nature.

   See notes to financial statements included in the Partnership's 1998 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.


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

NOTE 2 - PROPERTY
-----------------

   On February 26, 1999, the La Mirada buildings were sold for a gross sale price of $7,150,000. The partnership received net proceeds of $6,955,515 after closing costs, and recognized a gain of $599,655 ($18.12 per limited partnership unit) on the sale. On April 29, 1999 the Partnership made a capital distribution of $6,519,322 ($198.96 per limited partnership unit) from the proceeds of the sale.


                                  March 31, 1999  December 31, 1998
                                  --------------  ------------------

Land                                 $         -        $ 4,711,859
Buildings and improvements                     -          7,855,152
Accumulated depreciation                       -         (2,757,345)
Investment valuation allowance                 -         (4,200,000)
                                    ------------       ------------
                                               -          5,609,666

Other net assets                          18,270            615,352
                                    ------------       ------------
                                     $    18,270        $ 6,225,018
                                    ============       ============

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP


NOTE 3 - SUBSEQUENT EVENT
-------------------------

  Distributions of cash from operations relating to the quarter ended March 31, 1999 were made on April 29, 1999 in the aggregate amount of $113,195 ($3.42 per limited partnership unit). In addition, a special operating distribution was made on April 29, 1999 from reserve operating cash flow in the amount of $149,603 ($4.52 per limited partnership).

  As discussed above, the Partnership made a capital distribution of $6,519,322 ($198.96 per limited partnership unit) from the proceeds of the La Mirada sale.

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

  At March 31, 1999, the Partnership had $7,390,972 in cash and cash equivalents, of which $262,798 was used for operating cash distributions to partners on April 29, 1999. In addition, $6,519,322 was used for a capital distribution to limited partners due to the sale of La Mirada. The remainder is being retained primarily as a reserve in the event of any claims for breach of a representations or warranties in connection with the sale of the La Mirada property on February 26, 1999, and as an additional reserve in connection with the liquidation of the Partnership. Distributions of cash from operations related to the first quarter of 1999 were made at the annualized rate of 1.75% on the adjusted capital contribution of $781 per unit; cash distributions from operations related to the first quarter of 1998 were made at the annualized rate of 2.0% on the adjusted capital contribution of $781 per unit. The distribution rate was lower in 1999 primarily due to the sale of the remaining investment in 1999 and the consequent reduction in cash flow.

  The Partnership maintains a fund for the purpose of repurchasing limited partnership units. Two percent of cash flow, as defined, is designated for this fund which had a balance of $209,371 and $73,208 at March 31, 1999 and December 31, 1998, respectively. Through March 31, 1999, the Partnership had repurchased and retired 230 limited partnership units for an aggregate cost of $177,945.

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP


Year 2000 Readiness Disclosure
------------------------------

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

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

Results of Operations
---------------------
  Investment Results

  The La Mirada investment had been vacant from August 1990 through January 1994. Since January 1, 1995, the property has been 100% occupied under a long-term lease. Real estate operating results for the first quarter of 1999 and 1998 were $95,939 and $74,623, respectively. The increase of $21,316 between the comparable periods is primarily due to the omission of depreciation and amortization as the property was held for disposition, somewhat offset by the prorated property rentals.

  Interest on cash equivalents and short-term investments increased by approximately $11,000 between the respective three month periods. The increase is primarily due to an increase in average investment balances stemming from the sale proceeds of La Mirada.

  Cash flow from operations decreased by approximately $111,000 between the respective three month periods. The decrease is primarily due to the sale of the remaining property discussed above and a decrease in property working capital.

  The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. The Partnership management fee increased approximately $13,000 between the first quarter of 1999 and 1998 due to a special operating distribution.

                       COPLEY REALTY INCOME PARTNERS 2;
                             A LIMITED PARTNERSHIP


                                   FORM 10-Q


                       FOR QUARTER ENDED MARCH 31, 1999


                                    PART II


                               OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits: (27)  Financial Data Schedule

         b. Reports on Form 8-K: During the quarter ended March 31, 1999, a current report on Form 8-K was filed on March 9, 1999 reporting on Item No. 2 (Acquisition or Disposition of Assets) and Item No. 7 (Financial Statements and Exhibits), relating in both cases to the February 26, 1999 sale of La Mirada.

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



                             COPLEY REALTY INCOME PARTNERS 2; A LIMITED
                             PARTNERSHIP
                             (Registrant)



May 13, 1999
                              /s/ J. Christopher Meyer, III
                              -------------------------------
                                J. Christopher Meyer, III
                                President, Chief Executive Officer and Director of Managing General Partner,
                                Second Income Corp.



May 13, 1999
                              /s/ Karin J. Lagerlund
                              --------------------------------
                               Karin J. Lagerlund
                               Treasurer and Principal Financial and Accounting Officer of Managing General Partner, Second Income Corp.