Form 10-Q
period 1999-06-30
COPLEY REALTY INCOME PARTNERS 2
filed 1999-08-06
CIK 809765

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1999              Commission File Number 0-17810



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

                              Yes  X_    No  ___

                       COPLEY REALTY INCOME PARTNERS 2;
                             A LIMITED PARTNERSHIP

                                   FORM 10-Q


                        FOR QUARTER ENDED JUNE 30, 1999


                                    PART I


                             FINANCIAL INFORMATION

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

BALANCE SHEETS

                                          June 30, 1999     December 31, 1998
                                           (Unaudited)          (Audited)
                                       ------------------   ------------------
Assets

Real estate investments:
 Property, net                         $             -      $        6,225,018
Cash and cash equivalents                      585,839                 518,094
Other assets                                     8,705                       -
                                       ---------------      ------------------
                                       $       594,544      $        6,743,112
                                       ===============      ==================


Liabilities and Partners' Capital

Lease commission payable               $       103,547      $                -
Accounts payable                                44,344                  41,594
Accrued management fee                               -                  12,799
                                       ---------------      ------------------
Total liabilities                              147,891                  54,393
                                       ===============      ==================

Partners' capital (deficit):
 Limited partners ($582.04 per unit;
 100,000 units authorized, 32,767
 units issued and outstanding)                 595,198               6,840,037
General partners                              (148,545)               (151,318)
                                       ---------------      ------------------
Total partners' capital                        446,653               6,688,719
                                       ===============      ==================

                                       $       594,544      $        6,743,112
                                       ===============      ==================

           (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(Unaudited)

                                         Three Months Ended   Six Months Ended   Three Months Ended   Six Months Ended
                                           June 30, 1999       June 30, 1999       June 30, 1998       June 30, 1998
                                           -------------       -------------       -------------       -------------
INVESTMENT ACTIVITY

Property rentals                           $         134       $     126,573       $     202,988       $     405,588
Depreciation and amortization                          -                   -             (98,995)           (197,994)
Property operating expenses                      (16,913)            (47,413)            (27,972)            (56,950)
                                           -------------       -------------       -------------       -------------
                                                 (16,779)             79,160              76,021             150,644


Gain (loss) on sale of investment                 (9,092)            590,563                   -                   -
                                           -------------       -------------       -------------       -------------
     Total real estate operations                (25,871)            669,723              76,021             150,644

Interest on cash equivalents
  and short term investments                      33,352              64,217              19,329              39,642
                                           -------------       -------------       -------------       -------------
     Total investment activity                     7,481             733,940              95,350             190,286
                                           -------------       -------------       -------------       -------------
PORTFOLIO EXPENSES

General and administrative                        13,912              38,482              23,713              49,722
Management fee                                         -              25,991              12,799              25,598
                                           -------------       -------------       -------------       -------------
                                                  13,912              64,473              36,512              75,320
                                           -------------       -------------       -------------       -------------

Net Income (Loss)                          $      (6,431)      $     669,467       $      58,838       $     114,966
                                           =============       =============       =============       =============

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

Net income (loss) per
  limited partnership unit                 $       (0.19)      $       20.23       $        1.78       $        3.47
                                           =============       =============       =============       =============

Cash distributions per
  limited partnership unit                 $      206.90       $      210.81       $        3.91       $       12.71
                                           =============       =============       =============       =============

Number of limited partnership
  units outstanding during the period             32,767              32,767              32,767              32,767
                                           =============       =============       =============       =============

          (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                     Three Months Ended           Six Months Ended          Three Months Ended           Six Months Ended
                        June 30, 1999              June 30, 1999               June 30, 1999              June 30, 1999
                 -------------------------  --------------------------  -------------------------  ---------------------------

                   General        Limited      General        Limited      General        Limited     General        Limited
                  Partners       Partners     Partners       Partners     Partners       Partners    Partners       Partners
                 -----------   -----------   -----------   ------------  -----------   -----------  -----------   -------------
Balance at
beginning of
period           $  (145,853)  $ 7,381,057   $  (151,318)  $  6,840,037  $  (141,615)  $ 7,800,707  $  (139,263)  $  8,033,516

Cash
distributions         (2,628)   (6,779,492)       (3,922)    (6,907,611)      (1,294)     (128,119)      (4,207)      (416,495)


Net income (loss)        (64)       (6,367)        6,695        662,772          589        58,249        1,150        113,816
                 -----------   -----------   -----------    -----------   ----------   -----------  -----------   ------------

Balance at
end of period    $  (148,545)  $   595,198   $  (148,545)  $    595,198  $  (142,320)  $ 7,730,837  $  (142,320)  $  7,730,837
                 ===========   ===========   ===========   ============  ===========   ===========  ===========   ============

          (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)


                                             Six Months Ended June 30,
                                            ----------------------------
                                                1999             1998
                                            -----------      -----------
Net cash provided by operating
activities                                  $    40,810      $   287,206
                                            -----------      -----------

Cash flows from investing activities:
    Net proceeds from sale of property        6,938,468                -
    Decrease in short-term
    investments, net                                  -          586,822
                                            -----------      -----------

  Net cash provided by investing
   activities                                 6,938,468          586,822
                                            -----------      -----------

Cash flows from financing activity:
  Distributions to partners                  (6,911,533)        (420,702)
                                            -----------      -----------

Net increase in cash and cash
  equivalents                                    67,745          453,326

Cash and cash equivalents:
  Beginning of period                           518,094        1,083,887
                                            -----------       ----------

  End of period                             $   585,839       $1,537,213
                                            ===========       ==========


          (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

   In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 1999 and December 31, 1998 and the results of its operations, its cash flows and partners' capital (deficit) for the three and six month periods ended June 30, 1999 and 1998. These adjustments are of a normal recurring nature.

   See notes to financial statements included in the Partnership's 1998 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.


NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

   Copley Realty Income Partners 2; A Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly-constructed and existing income-producing real properties. The Partnership commenced operations in October 1987, and acquired four real estate investments prior to the end of 1987. The Partnership intended to dispose of its investments within six to nine years of their acquisition, and then liquidate; however, the managing general partner extended the holding period, having determined it to be in the best interest of the limited partners. The Partnership sold its remaining investment in February 1999 and therefore intends to liquidate and dissolve in 2000.


NOTE 2 - PROPERTY
-----------------

   On February 26, 1999, the La Mirada buildings were sold for a gross sale price of $7,150,000. The partnership received net proceeds of $6,938,468 after closing costs, and recognized a gain of $590,563 ($17.84 per limited partnership unit) on the sale. On April 29, 1999 the Partnership made a capital distribution of $6,519,322 ($198.96 per limited partnership unit) from the proceeds of the sale.

                                  June 30, 1999    December 31, 1998
                                  -------------    ------------------

Land                              $           -      $   4,711,859
Buildings and improvements                    -          7,855,152
Accumulated depreciation                      -         (2,757,345)
Investment valuation allowance                -         (4,200,000)
                                  -------------      -------------
                                  $           -      $   5,609,666



Other net assets                  $           -      $     615,352
                                 --------------      -------------
                                  $           -      $   6,225,018
                                 ==============      =============

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

       In connection with two sales in May and December of 1997, respectively, and the sale in February of 1999, capital of $13,701,415 ($417.96 per limited partnership unit) has been returned to the limited partners, reducing the adjusted capital contribution to $582.04 per unit.

       At June 30, 1999, the Partnership had $585,839 in cash and cash equivalents which is being retained primarily as a reserve in the event of any claims for breach of representations or warranties in connection with the sale of the La Mirada property on February 26, 1999, and as an additional reserve in connection with the liquidation of the Partnership. Distributions of cash from operations related to the first quarter of 1999 were made at an annualized rate of 1.75% on the adjusted capital contribution of $781 per unit. There was no distribution from operations in the second quarter of 1999 due to the sale of the Partnership's remaining investment in February 1999. Cash distributions from operations related to the first two quarters of 1998 were made at an annualized rate of 2.0% on the adjusted capital contribution of $781 per unit. The distribution rate was lower in 1999 primarily due to the sale of the remaining investment in 1999 and the consequent reduction in cash flow.

       The Partnership maintains a fund for the purpose of repurchasing limited partnership units. Two percent of cash flow, as defined, is designated for this fund which had a balance of $78,985 and $73,208 at June 30, 1999 and December 31, 1998, respectively. Through June 30, 1999, the Partnership had repurchased and retired 230 limited partnership units for an aggregate cost of $177,945.

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

     . As of September 30, 1998, AEW Capital Management had completed the inventory and assessment phases of this Plan and had commenced the testing and remediation/repair of internal systems .

     . AEW Capital Management concluded the internal testing, remediation/repair and certifications of its Plan in June 1999.

     Because the Partnership has sold all of its real property investments, the Partnership no longer relies on joint venture partners and/or property managers to supply financial and other data with respect to its real properties. Consequently, the Partnership does not have any material provider of data other than AEW Capital Management.

     The Partnership is developing a contingency plan in the event of a particular provider or system not being Year 2000 compliant. The inability of one of these providers to complete its Year 2000 resolution process could materially impact the Partnership. In addition, the Partnership is also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions. Given the nature of its operations, the Partnership will not incur any costs associated with Year 2000 compliance. All such costs are borne by AEW Capital Management and the property managers.

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

Results of Operations
---------------------

       Investment Results

       The La Mirada investment had been vacant from August 1990 through January 1994. Since January 1, 1995, the property has been 100% occupied under a long-term lease. Real estate operating results for the three and six month periods ended June 30, 1999 were $(16,779) and $79,160, respectively, compared to $76,021 and $150,644 for the comparable periods of 1998. The decreases of $92,800 and $71,484 between the three and six month periods, respectively, are attributable to the sale of La Mirada on February 26, 1999. During the three month period ended June 30, 1999, the La Mirada property recognized operating expenses incurred prior to the February, 1999 sale, as well as interest income on cash held at this property, which will be distributed to the Partnership once all outstanding liabilities have been settled.

       During the three month period ended June 30, 1999, the Partnership incurred additional expenses of $9,092 related to the February 1999 sale of La Mirada, which subsequently reduced the overall gain to $590,563 for the six months ended June 30, 1999.

       For the three and six month periods, interest on cash and cash equivalents increased by $14,023 and $24,575 between the comparable three and six month periods ended June 30, 1999 and 1998. The increase is primarily due to an increase in average investment balances stemming from the sale proceeds of La Mirada which were subsequently distributed in April 1999.

     Cash flow from operations decreased by approximately $246,000 between the respective six month periods. The decrease is primarily due to the sale of the remaining property discussed above.


Portfolio Expenses

     General and administrative expenses primarily consist of real estate appraisal, legal, accounting, printing and servicing agent fees. For the three and six month periods ended June 30, 1999, these expenses decreased $9,801 and $11,240, respectively, compared with the same periods in 1998. These decreases are primarily due to lower overall expenses as a result of the sale of the Partnership's remaining asset in February 1999.

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. The Partnership management fee had no significant change between the respective six month periods of 1999 and 1998. No management fees were incurred during the three month period of 1999 due to the suspension of operational cash distributions as a result of the La Mirada sale in February 1999.

                        COPLEY REALTY INCOME PARTNERS 2;
                             A LIMITED PARTNERSHIP


                                   FORM 10-Q


                        FOR QUARTER ENDED JUNE 30, 1999


                                    PART II


                               OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

          a.  Exhibits:   (27)  Financial Data Schedule

          b. Reports on Form 8-K: No current reports on Form 8-K were filed during the quarter ended June 30, 1999.

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



                             COPLEY REALTY INCOME PARTNERS 2; A LIMITED
                             PARTNERSHIP
                             (Registrant)



August 6, 1999
                              /s/ Alison Husid Cutler
                              -------------------------------
                                Alison Husid Cutler
                                President, Chief Executive Officer and Director of Managing General Partner,
                                Second Income Corp.



August 6, 1999
                             /s/ Karin J. Lagerlund
                             --------------------------------
                               Karin J. Lagerlund
                               Treasurer and Principal Financial and Accounting Officer of Managing General Partner, Second Income Corp.