Form 10-Q
period 1999-09-30
COPLEY REALTY INCOME PARTNERS 2
filed 1999-11-09
CIK 809765

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1999  Commission File Number 0-17810



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

                              Yes  X    No  ___
                                  ---

                        COPLEY REALTY INCOME PARTNERS 2;
                             A LIMITED PARTNERSHIP

                                   FORM 10-Q


                      FOR QUARTER ENDED SEPTEMBER 30, 1999


                                     PART I


                             FINANCIAL INFORMATION

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

BALANCE SHEETS

                                       September 30, 1999   December 31, 1998
                                           (Unaudited)          (Audited)
                                       ------------------   ------------------
Assets

Real estate investments:
 Property, net                          $       -                 $ 6,225,018


Cash and cash equivalents                 490,602                     518,094
Other Assets                                8,705                           -
                                        ---------                 -----------
                                        $ 499,307                 $ 6,743,112
                                        =========                 ===========

Liabilities and Partners' Capital

Accounts payable                        $  52,892                 $    41,594
Accrued management fee                          -                      12,799
                                        ---------                 -----------
Total liabilities                          52,892                      54,393
                                        ---------                 -----------


Partners' capital (deficit):
 Limited partners ($582.04 and
 $781.00 per unit, respectively;
 100,000 units authorized, 32,767
 units issued and outstanding)            594,963                   6,840,037
General partners                         (148,548)                   (151,318)
                                        ---------                 -----------
Total partners' capital                   446,415                   6,688,719
                                        ---------                 -----------

                                        $ 499,307                 $ 6,743,112
                                        =========                 ===========


           (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS (Unaudited)

                                        Three Months Ended   Nine Months Ended    Three Months Ended   Nine Months Ended
                                        September 30, 1999   September 30, 1999   September 30, 1998   September 30, 1998
                                        ------------------   ------------------   ------------------   ------------------
Investment Activity

Property rentals                             $   191             $126,764             $202,712            $ 608,300
Depreciation and amortization                      -                    -              (98,998)            (296,992)
Property operating expenses                    9,731              (37,682)             (38,261)             (95,211)
                                             -------             --------             --------            ---------
                                               9,922               89,082               65,453              216,097

Gain on sale of property                           -              590,563                    -                    -
                                             -------             --------             --------            ---------
 Total real estate activity                    9,922              679,645               65,453              216,097

Interest on cash equivalents
 and short-term investments                    5,732               69,949               20,033               59,675
                                             -------             --------             --------            ---------
 Total investment activity                    15,654              749,594               85,486              275,772
                                             -------             --------             --------            ---------
Portfolio Expenses

General and administrative                    15,892               54,374               20,445               70,167
Management fee                                     -               25,991              104,062              129,660
                                             -------             --------             --------            ---------
                                              15,892               80,365              124,507              199,827
                                             -------             --------             --------            ---------

Net Income (Loss)                            $  (238)            $669,229             $(39,021)           $  75,945
                                             =======             ========             ========            =========

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

Net income (loss) per
 limited partnership unit           $ (0.01)  $ 20.22  $ (1.18)  $  2.29
                                    =======   =======  =======   =======
Cash distributions per
 limited partnership unit           $     -   $210.81  $  3.91   $ 16.62
                                    =======   =======  =======   =======

Number of limited partnership
 units outstanding during
 the period                          32,767    32,767   32,767    32,767
                                    =======   =======  =======   =======

          (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(Unaudited)

                         Three Months Ended       Nine Months Ended        Three Months Ended        Nine Months Ended
                         September 30, 1999       September 30, 1999       September 30, 1998       September 30, 1998
                        ---------------------  ------------------------  -----------------------  -----------------------
                         General    Limited     General      Limited      General     Limited      General     Limited
                        Partners    Partners   Partners     Partners     Partners     Partners    Partners     Partners
                        ---------   --------   ---------   -----------   ---------   ----------   ---------   ----------

Balance at beginning
  of period             $(148,546)  $595,199   $(151,318)  $ 6,840,037   $(142,320)  $7,730,837   $(139,263)  $8,033,516

Cash distributions              -          -      (3,922)   (6,907,611)     (1,294)    (128,119)     (5,501)    (544,614)


Net income (loss)              (2)      (236)      6,692       662,537        (391)     (38,630)        759       75,186
                        ---------   --------   ---------   -----------   ---------   ----------   ---------   ----------

Balance at end of
  period                $(148,548)  $594,963   $(148,548)  $   594,963   $(144,005)  $7,564,088   $(144,005)  $7,564,088
                        =========   ========   =========   ===========   =========   ==========   =========   ==========

          (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP


SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                        Nine Months Ended September 30,
                                                        ------------------------------
                                                            1999              1998
                                                        -----------        -----------
Net cash from (used by) operating activities            $   (54,427)        $  434,260
                                                        -----------         ----------

Cash flows from investing activities:
  Net proceeds from sale of property                      6,938,468                  -
  Decrease in short-term
    investments, net                                              -            586,822
                                                        -----------         ----------

  Net cash provided by investing activities               6,938,468            586,822
                                                        -----------         ----------

Cash flows from financing activities:
  Distributions to partners                              (6,911,533)          (550,115)
                                                        -----------         ----------

Net cash used in financing activities                    (6,911,533)          (550,115)
                                                        -----------         ----------
Net increase (decrease) in cash and cash
  equivalents                                               (27,492)           470,967

Cash and cash equivalents:
  Beginning of period                                       518,094          1,083,887
                                                        -----------         ----------

  End of period                                         $   490,602         $1,554,854
                                                        ===========         ==========

          (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 1999 and December 31, 1998 and the results of its operations, its cash flows and partners' capital (deficit) for the three and nine month periods ended September 30, 1999 and 1998. These adjustments are of a normal recurring nature.

     See notes to financial statements included in the Partnership's 1998 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.


NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

     Copley Realty Income Partners 2; A Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly-constructed and existing income-producing real properties. The Partnership commenced operations in October 1987, and acquired four real estate investments prior to the end of 1987. The Partnership intended to dispose of its investments within six to nine years of their acquisition, and then liquidate; however, the managing general partner extended the holding period, having determined it to be in the best interest of the limited partners. The Partnership sold its last remaining investment in February 1999 and therefore intends to liquidate and dissolve in 2000.


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



                                  September 30, 1999  December 31, 1998
                                  ------------------  -----------------

Land                                  $   -              $ 4,711,859
Buildings and improvements                -                7,855,152
Accumulated depreciation                  -               (2,757,345)
Investment valuation allowance            -               (4,200,000)
                                      -----              -----------
                                          -                5,609,666

Other net assets                          -                  615,352
                                      -----              -----------
                                      $   -              $ 6,225,018
                                      =====              ===========

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

       At September 30, 1999, the Partnership had $490,602 in cash and cash equivalents which is being retained primarily as a reserve in the event of any claims for breach of representations or warranties in connection with the sale of the La Mirada property on February 26, 1999, and as an additional reserve in connection with the liquidation of the Partnership. Distributions of cash from operations related to the first quarter of 1999 were made at an annualized rate of 1.75% on the adjusted capital contribution of $781 per unit. At the time of the first quarter distribution, a special distribution of $4.52 per limited partnership unit was made from operating reserves. There were no distributions from operations in the second or third quarters of 1999 due to the sale of the Partnership's remaining investment in February 1999. Cash distributions from operations related to the first three quarters of 1998 were made at an annualized rate of 2.0% on the adjusted capital contribution of $781 per unit. The distribution rate was lower in 1999 primarily due to the sale of the remaining investment in 1999 and the consequent reduction in cash flow.

       The Partnership maintained a fund for the purpose of repurchasing limited partnership units. Two percent of cash flow, as defined, was designated for this fund which had a balance of $78,985 and $73,208 at April 1, 1999 and December 31, 1998, respectively. In accordance with the terms of the Partnership Agreement, any amounts in this fund after April 1, 1999 were placed in Partnership reserves. Through April 1, 1999, the Partnership had repurchased and retired 230 limited partnership units for an aggregate cost of $177,945.

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

     . AEW Capital Management successfully participated in industry-wide testing in August 1999.

     . AEW Capital Management believes it is ready for Year 2000. AEW Capital Management has advised the Partnership that being ready means that AEW Capital Management has tested its internal mission critical systems and software applications, and based upon testing conducted, AEW Capital Management believes that such systems and applications are prepared to process dates correctly through the Year 2000.

     Based upon these assurances, the Partnership has determined that it is not necessary for it to develop a Year 2000 contingency plan.

     Because the Partnership has sold all of its real property investments, the Partnership no longer relies on joint venture partners and/or property managers to supply financial and other data with respect to its real properties with the exception of year-end audited statements. Consequently, the Partnership does not have any material provider of data other than AEW Capital Management.

     The Partnership is subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions. Given the nature of its operations, the Partnership will not incur any costs associated with Year 2000 compliance. All such costs are borne by AEW Capital Management.

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

Results of Operations
---------------------

       Investment Results

       The La Mirada investment had been vacant from August 1990 through January 1994. Beginning January 1, 1995, the property was 100% occupied under a long-term lease. Real estate operating results for the three and nine month periods ended September 30, 1999 were $9,922 and $89,082, respectively, compared to $65,453 and $216,097 for the comparable periods of 1998. The decreases of $55,531 and $127,015 between the three and nine month periods, respectively, are attributable to the sale of La Mirada on February 26, 1999. Subsequent to this sale, the Partnership has recognized operating expenses incurred prior to the sale, as well as interest income on cash held at this property, which will be distributed to the Partners once all outstanding liabilities have been settled. During the three month period ended September 30, 1999, these subsequent operating expenses were offset by a refund of previously paid property taxes of $9,731.

       During the nine month period ended September 30, 1999, the Partnership incurred additional expenses of $9,092 related to the February 1999 sale of La Mirada, which subsequently reduced the gain to $590,563.

       For the three and nine month periods ended September 30, 1999, interest on cash and cash equivalents changed by $(14,301) and $10,274, respectively, compared to the comparable periods of 1998. The overall nine month increase is primarily due to an increase in average investment balances as a result of the receipt of sale proceeds from La Mirada. These sale proceeds were subsequently distributed in April 1999, resulting in the three month decrease.

       Cash flow from operations decreased by approximately $489,000 between the respective nine month periods. The decrease is primarily due to the sale of the last remaining property discussed above.


Portfolio Expenses

       General and administrative expenses primarily consist of real estate appraisal, legal, accounting, printing and servicing agent fees. For the three and nine month periods ended September 30, 1999, these expenses decreased $4,553 and $15,793, respectively, compared with the same periods in 1998. These decreases are primarily due to lower overall expenses as a result of the sale of the Partnership's remaining asset in February 1999.

       The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. The Partnership management fee decreased between the respective three and nine month periods of 1999 and 1998 due to the suspension of operational cash distributions after the first quarter of 1999 as a result of the La Mirada sale in February.

                       COPLEY REALTY INCOME PARTNERS 2;
                             A LIMITED PARTNERSHIP


                                   FORM 10-Q


                     FOR QUARTER ENDED SEPTEMBER 30, 1999


                                    PART II


                               OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

          a.  Exhibits: (27)  Financial Data Schedule

          b. Reports on Form 8-K: No current reports on Form 8-K were filed during the quarter ended September 30, 1999.

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



                             COPLEY REALTY INCOME PARTNERS 2; A LIMITED
                             PARTNERSHIP
                             (Registrant)



November 9, 1999
                              /s/ Alison Husid Cutler
                              -------------------------------
                                Alison Husid Cutler
                                President, Chief Executive Officer and Director of Managing General Partner,
                                Second Income Corp.



November 9, 1999
                              /s/ Karin J. Lagerlund
                              --------------------------------
                                Karin J. Lagerlund
                                Treasurer and Principal Financial and Accounting Officer of Managing General Partner, Second Income Corp.