Form 10-K
period 1999-12-31
COPLEY REALTY INCOME PARTNERS 2
filed 2000-03-28
CIK 809765

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               _________________

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999
                          Commission File No. 0-17810
                               _________________

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

    As of December 31, 1999, the Partnership had disposed of all of its real estate investments. The Partnership plans to liquidate and dissolve in 2000 after settling its remaining liabilities. The Partnership sold its last remaining real asset in 1999. The Partnership had sold two other real estate investments in 1997, and a fourth investment was transferred by a deed in lieu
of foreclosure in 1994.   In function regarding the sales of the Partnership's
investments is set forth in the following table:

    INVESTMENT          MONTH/YEAR OF SALE        NET SALE PROCEEDS        DISTRIBUTION/UNIT       DISTRIBUTION
                                                                                                    MONTH/YEAR
Investment One                 2/99                   $6,938,468                $199.00                4/99
Investment Two                 5/97                   $3,958,248                $120.00                5/97
Investment Three              12/97                   $3,260,761                $ 99.00               12/97


    The Partnership has no employees. Services are performed for the Partnership by the Managing General Partner and affiliates of the Managing General Partner.

     A.   Research and Development Building in La Mirada, California ("La
          ---------------------------------------------------------------
          Mirada") and Research and Development Building in Rancho Dominguez,
          -------------------------------------------------------------------
          California ("Rancho Dominguez").

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

     As successor in interest to the joint venture, the Partnership owned approximately 7.02 acres of land in La Mirada, California and a 135,269 square foot research and development building located thereon. Genisco Technology Corporation ("Genisco") had initially leased the entire building for a term of ten years. In the third quarter of 1990, after Genisco had abandoned the property and ceased making lease payments, the joint venture terminated the lease. The entire building was leased to Babcock Engineering, which executed a lease for 74% of the building in June 1994. The lease was amended in January 1995 to include the entire facility.

     On February 26, 1999, the La Mirada buildings were sold for $7,150,000.
The Partnership received net proceeds of $6,938,468, after closing costs, and recognized a gain of $590,563 ($17.84 per limited partnership unit). On April 29, 1999, the Partnership made a capital distribution of $6,519,322 ($198.96 per limited partnership unit) from the proceeds. The distribution reduced the adjusted capital contribution to $582.04 per unit.

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

Item 2.  Properties:
         -----------

     The Partnership has disposed of all its real property investments.

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

     As of December 31, 1999, there were 2,190 holders of Units.

     The Partnership's Amended and Restated Agreement of Limited Partnership dated October 15, 1987, as amended to date (the "Partnership Agreement"), requires that any Distributable Cash (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Distributable Cash. Cash distributions paid in 1999, or distributed after year-end with respect to 1999, to the Limited Partners as a group totaled $6,779,492 including a special operating cash distribution in the amount of $148,107 and $6,519,322 ($199 per limited partnership unit) representing proceeds from the sale of the Partnership's last remaining real estate investment on April 29, 1999. Cash distributions paid in 1998, or distributed after year-end with respect to 1998, to the Limited Partners as a group totaled $1,427,314, including a special operating cash distribution in the amount of $913,544 on October 28, 1998. Cash distributions paid in 1997, or distributed after year-end with respect to 1997, to the Limited Partners as a group totaled $12,244,369, including $7,182,093 ($219 per limited partnership unit) representing proceeds from the sales of two properties.

     Largely due to the capital distributions mentioned above, total cash distributions exceeded net income in 1999 and reduced partners' capital accordingly. Regular cash distributions from operations were slightly higher than cash provided by operations in 1999. Reference is made to the Partnership's Statement of Partners' Capital (Deficit) and Statement of Cash Flows in Item 7 hereof.

Item 6.  Selected Financial Data.
         -----------------------

                            For Year             For Year            For Year             For Year             For Year
                            Ended or             Ended or            Ended or             Ended or             Ended or
                             As of :              As of :             As of :              As of :              As of :
                           12/31/99(1)            12/31/98         12/31/97 (2)         12/31/96 (3)            12/31/95
                          -----------           ----------         -----------          -----------          -----------

Revenues                      203,120           $  916,698         $ 1,741,986          $ 3,571,724          $ 2,265,542


Net Income                    599,446           $  396,766         $ 1,042,339          $  (911,331)         $ 1,309,989
 (Loss)


Net Income
 (Loss) per
 weighted
 average
 Limited                   $     18.11           $    11.99         $     31.46          $    (27.47)         $     39.48
 Partnership
 Unit


Total Assets              $   470,554           $6,743,112         $ 8,202,897          $19,387,293          $21,124,057


Total Cash
 Distributions
 per Limited
 Partnership
 Unit, including
 amounts
 distributed
 after year end
 with respect
 to such year.            $    206.90           $    48.41         $    373.38          $     37.50          $      0.00
 year.                     -----------          -----------          -----------          -----------         -----------


(1) Net Income in 1999 includes a gain from the sale of the last remaining property totaling $590,563. Cash distributions include a return of capital totaling $199.00 per Limited Partnership Unit.

(2) Net Income in 1997 includes gains from the sales of two properties totaling $517,693. Cash distributions include returns of capital totaling $219.00 per Limited Partnership Unit.

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

     On May 2, 1997, the Medlock Oaks buildings, which were owned by the Partnership (43%) and an affiliate (57%), were sold for a total sales price of $9,402,779. The Partnership received its 43% share of the net proceeds in the amount of $3,958,248, after closing costs. On May 29, 1997, the Partnership made a capital distribution of $3,938,160 ($120 per Limited Partnership Unit) from the proceeds of the sale. The distribution reduced the adjusted capital contribution to $880 per unit.

     On December 15, 1997, the Partnership sold the Rancho Dominguez building for $3,486,000. The Partnership received net proceeds of $3,260,761, after closing costs. On December 30, 1997, the Partnership made a capital distribution of $3,243,933 ($99 per Limited Partnership Unit) from the proceeds. The distribution reduced the adjusted capital contribution to $781 per Unit.

     On February 26, 1999, the Partnership sold the La Mirada buildings for $7,150,000. The Partnership received net proceeds of $6,938,468, after closing costs. On April 29, 1999, the Partnership made a capital distribution of $6,519,322 ($198.96 per Limited Partnership Unit) from the proceeds. The distribution reduced the adjusted capital contribution to $582.04 per Unit.

     At December 31, 1999, the Partnership had $470,554 in cash and cash equivalents. The balance is being retained pending dissolution and liquidation of the Partnership later in 2000, and for working capital reserves. The annualized distribution rate relating to all four quarters of 1998 was 2.0% on the adjusted capital contribution of $781 per Unit. Also, the Partnership made a special distribution of operating cash in the fourth quarter of 1998 in the amount of $922,772. Distributions of cash from operations related to the first quarter of 1999 were made at an annualized rate of 1.75% on the adjusted capital contribution of $781 per Unit. At the time of the first quarter distribution, a special distribution of $4.52 per Limited Partnership Unit from operating reserves. There were no distributions made in the second, third or fourth quarters of 1999 due to the sale of the Partnership's remaining investment in February 1999.

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

Results of Operations
---------------------

     Form of Real Estate Investments

     The La Mirada investment, which was sold on February 26, 1999, was wholly-owned by the Partnership. The Rancho Dominguez investment, which was sold on December 15, 1997, was also a wholly-owned property. The Medlock Oaks investment, which was sold on May 2, 1997, was structured as a joint venture with an affiliate of the Partnership.

     Operating Factors

     As mentioned above, the Partnership and its affiliate sold the Medlock Oaks buildings on May 2, 1997 for a total sales price of $9,402,779. The Partnership received its 43% share of the net proceeds in the amount of $3,958,248 and recognized a gain of $509,250 ($15.37 per Limited Partnership Unit).

     On December 15, 1997, the Rancho Dominguez building was sold for $3,486,000, and the Partnership received net proceeds of $3,260,761, after closing costs, and recognized a gain of $129,703 ($3.96 per Limited Partnership
Unit) on the sale.

     On February 26, 1999, the La Mirada buildings were sold for $7,150,000. The Partnership received net proceeds of $6,938,468, after closing costs, and recognized a gain of $590,563 ($17.84 per Limited Partnership Unit).

     Investment Results

     Excluding the impact of the valuation allowances and the lease termination fee, investment income was $756,776, $630,229, and $1,647,366, for the years ended December 31, 1999, 1998 and 1997, respectively. The changes in investment income are primarily due to assets sold in 1997 and 1999.

     Real estate operations for La Mirada were $89,949 in 1999 compared to $335,307 in 1998. The decreased real estate activity in 1999 stems primarily from the sale of property in the first quarter. Real estate operations for La Mirada were $335,307 in 1998 compared to $301,489 in 1997. Results of real estate activity in 1998 include the reversal of $225,840 of previously accrued deferred disposition fees which the Managing General Partner determined would not be paid. Joint venture earnings in 1997 were solely from the Medlock Oaks investment.

     Interest on cash equivalents and short-term investments increased approximately $7,000 in 1999 as compared to 1998 as a result of an increase in the average investment balance due to the temporary investment of La Mirada's
sale proceeds.   Interest on cash equivalents and short-term investments
decreased approximately $198,000 in 1998 as compared to 1997 as a result of a substantial decrease in the average investment balance due to the temporary investment of sale proceeds, in 1997, prior to distribution.

     Portfolio Expenses

     General and administrative expenses primarily consist of real estate appraisal, legal, accounting, printing and investor servicing agent fees. These expenses decreased approximately $15,000, or 16% between 1998 and 1999, primarily due to decreases in printing fees and out-of-pocket expenses due to the sale of the remaining investment in the first quarter of 1999. General and administrative expenses decreased approximately $8,000, or 8% between 1997 and 1998, primarily due to decreases in appraisal and accounting fees and partially offset by an increase to out-of-pocket expenses. The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the Managing General Partner.

Inflation
---------

     By their nature, real estate investments tend not to be adversely affected by inflation. Inflation may result in appreciation in the value of real estate investments over time, if rental rates and replacement costs increase. Declines in real property values during the period of Partnership operations, due to market and economic conditions, have overshadowed the overall positive effect inflation may have had on the value of the Partnership's investments.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk:
         -----------------------------------------------------------

     The Partnership was not party to derivative financial instruments or derivative commodity instruments at or during the year ended December 31, 1999. The Partnership's only other financial instruments (as defined by Financial Accounting Standards Board Statement No. 107) are its cash and cash equivalents, for which cost approximates market value.

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------

     The independent auditor's reports and financial statements listed in the accompanying index are filed as part of this report. See Index to the Financial Statements on page 13.

Item 9.  Disagreements on Accounting and Financial Disclosure.
         ----------------------------------------------------

     The Partnership has had no disagreements with its accountants on any matters of accounting principles or practices or financial statement disclosure.

                                   PART III
                                   --------

 Item 10.   Directors and Executive Officers of the Registrant.
            ---------------------------------------------------

            (a) and (b)  Identification of Directors and Executive Officers.
                         --------------------------------------------------

         The following table sets forth the names of the directors and executive officers of the Managing General Partner and the age and position held by each of them as of December 31, 1999.

 Name                          Position(s) with the Managing General Partner                Age
-------------------------  ------------------------------------------------------------  ---------

 Alison Husid Cutler        President, Chief Executive Officer and Director                37
 Pamela J. Herbst           Vice President and Director                                    44
 J. Grant Monahon           Vice President and Director                                    54
 James J. Finnegan          Vice President                                                 39
 Karin J. Lagerlund         Treasurer and Principal Financial and Accounting Officer       35

        (c)   Identification of Certain Significant Employees.
              -----------------------------------------------

              None.

        (d)   Family Relationships.
              --------------------

              None.

        (e)   Business Experience.
              -------------------

               The Managing General Partner was incorporated in Massachusetts on January 16, 1987. The background and experience of the executive officers and directors of the Managing General Partner are as follows:

      Alison Husid Cutler is a Portfolio Manager in AEW Institutional Real Estate Services, with responsibility for several real estate equity portfolios representing approximately $800 million in client capital. She has over 12 years of experience in real estate finance and investment management. Ms. Cutler joined the predecessor of AEW Capital Management, L.P. ("AEW Capital Management) in 1987 as Controller for a portfolio management team responsible for the acquisition, management, restructuring and disposition of client assets in New England and the western U.S. She later served as Asset Manager for a portfolio of assets in Arizona and the West Coast. Prior to joining AEW, Ms. Cutler worked for several years as a Senior Auditor with Peat Marwick, Main & Co. She is a Certified Public Accountant and a graduate of the University of Massachusetts (B.A.).

      Pamela J. Herbst directs AEW Capital Management, L.P.'s ("AEW Capital Management) Institutional Real Estate Services, with oversight responsibility for the direct equity and investing and asset and portfolio management of existing core and core-plus commingled funds and separate accounts. Ms. Herbst is a member of AEW Capital Management's Investment Policy Group and Operating Committee. She came to AEW Capital Management in December 1996 as a result of the firm's merger with Copley Real Estate Advisors, Inc., where she held various senior level positions in asset and portfolio management, acquisitions, and corporate operations since 1982. Ms. Herbst is a graduate of the University of Massachusetts (B.A.) and Boston University (M.B.A.).

      J. Grant Monahon is AEW Capital Management's Chief Operating Officer and a member of the firm's Management Committee and Investment Policy Group. He has over 25 years of experience in real estate law and investments. Prior to joining the predecessor of AEW Capital Management in 1987, Mr. Monahon was a partner with a major Boston law firm. As the head of that firm's real estate finance department, he represented a wide variety of institutional clients, both domestic and international, in complex equity and debt transactions. He is the former Chairman of the General Counsel section of the National Association of Real Estate Investment Managers. Mr. Monahon is a graduate of Dartmouth College (B.A.) and Georgetown University Law Center (J.D.).

      James J. Finnegan is the General Counsel of AEW Capital Management. Mr. Finnegan served as Vice President and Assistant General Counsel of Aldrich, Eastman & Waltch, L.P., a predecessor to AEW Capital Management. Mr. Finnegan has over ten years of experience in real estate law, including seven years of experience in private practice with major New York City and Boston law firms. Mr. Finnegan also serves as AEW's securities and regulatory compliance officer. Mr. Finnegan is a graduate of the University of Vermont (B.A.) and Fordham University School of Law (J.D.).

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

(f)  Involvement in Certain Legal Proceedings.
     ----------------------------------------

     None.


Item 11.  Executive Compensation.
          ----------------------

     Under the Partnership Agreement, the General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. See Notes 1 and 6 of Notes to the Financial Statements.

     The following table sets forth the amounts of the fees and reimbursements of out-of-pocket expenses which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the year ended December 31, 1999. Cash distributions to General Partners include amounts distributed after year-end with respect to 1999.

                                                                Amount of
                                                            Compensation and
Receiving Entity                    Type of Compensation      Reimbursement
----------------                    --------------------      -------------

AEW Real Estate Advisors, Inc.      Management Fees and
                                    Reimbursement of Expenses    $ 42,991


General Partners                    Share of Distributable Cash     2,628


New England Securities Corporation  Servicing Fee and
                                    Reimbursement of
                                    Expenses                        4,274
                                                                 --------

                                    TOTAL                        $ 49,893
                                                                 ========

          For the year ended December 31, 1999, the Partnership allocated $111,821 of taxable income to the General Partners. See Note 1 of Notes to Financial Statements for additional information about transactions between the Partnership and the General Partners and their affiliates.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

          (a) Security Ownership of Certain Beneficial Owners

          No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 1999. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

          Except as expressly provided in the Partnership Agreement, the right to manage the business of the Partnership is vested exclusively in the Managing General Partner.

          (b) Security Ownership of Management.
              --------------------------------

              The General Partners of the Partnership owned no Units at December 31, 1999.

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


                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statements, and Reports on Form 8-K.
          -------------------------------------------------------

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

          (b) Reports on Form 8-K. During the last quarter of the year ended December 31, 1999, the Partnership filed no Current Report on Form 8-K.

                        Copley Realty Income Partners 2;
                             A Limited Partnership



                              Financial Statements

                                 * * * * * * *



                               December 31, 1999

                        COPLEY REALTY INCOME PARTNERS 2;
                             A LIMITED PARTNERSHIP

                         INDEX TO FINANCIAL STATEMENTS



Report of Independent Accountants

Financial Statements (in liquidation as of December 31, 1999):


   Balance Sheets - December 31, 1999 and 1998

   Statements of Operations - For the Years Ended December 31, 1999, 1998 and
   1997

   Statements of Partners' Capital (Deficit) - For the Years Ended December 31, 1999, 1998 and 1997

   Statements of Cash Flows - For the Years Ended December 31, 1999, 1998 and
   1997

   Notes to Financial Statements






           All schedules are omitted because they are not applicable

                       Report of Independent Accountants
                       ---------------------------------


To the Partners of Copley Realty Income Partners 2; A Limited Partnership:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Copley Realty Income Partners 2; A Limited Partnership (the "Partnership") at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with
accounting principles generally accepted in the United States.   These financial
statements are the responsibility of Second Income Corp., the Managing General Partner of the Partnership (the "Managing General Partner"); our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Managing General Partner, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Note 1 to the financial statements, the Partnership adopted a plan of liquidation on December 31, 1999 and as a result changed its basis of accounting for periods subsequent to December 31, 1999 from the going concern basis to the liquidation basis of accounting.



/s/ PricewaterhouseCoopers LLP
------------------------------
Boston, Massachusetts
March 21, 2000

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

BALANCE SHEETS
(in liquidation as of December 31, 1999)
                                                     December 31,
                                                ----------------------
                                                     1999         1998
                                                ---------   ----------

ASSETS

Property held for disposition, net                          $6,225,018
Cash and cash equivalents                       $ 470,554      518,094
                                                ---------   ----------
                                                $ 470,554   $6,743,112
                                                =========   ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                $  38,922   $   41,594
Accrued management fee                                  -       12,799
Accrued expenses for liquidation                   55,000            -
                                                ---------   ----------
Total liabilities                                  93,922       54,393
                                                ---------   ----------

Partners' capital (deficit):
Limited partners ($582.04 and $781 per unit,
 respectively; 100,000 units authorized;
 32,767 units, issued and
 outstanding)                                   $ 525,878   $6,840,037
General partners                                 (149,246)    (151,318)
                                                ---------   ----------
Total partners' capital                           376,632    6,688,719
                                                ---------   ----------

                                                $ 470,554   $6,743,112
                                                =========   ==========


               (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(in liquidation as of December 31, 1999)

                                                  Year ended December 31,
                                            ---------------------------------
                                                1999        1998         1997
                                            --------   ---------   ----------
Investment Activity
Property rentals                            $126,856   $ 847,616   $1,419,767
Depreciation and amortization                      -    (392,579)    (415,746)
Property operating expenses                  (36,907)   (119,730)    (196,567)
                                            --------   ---------   ----------
                                              89,949     335,307      807,454

 Joint venture earnings                            -           -       54,694
                                            --------   ---------   ----------

  Total real estate operations                89,949     335,307      862,148

 Gain on sales of property                   590,563           -      517,693

 Reversal of deferred disposition fee              -     225,840            -
                                            --------   ---------   ----------


  Total real estate activity                 680,512     561,147    1,379,841

 Interest on cash equivalents
  and short-term investments                  76,264      69,082      267,525
                                            --------   ---------   ----------

   Total investment activity                 756,776     630,229    1,647,366
                                            --------   ---------   ----------

PORTFOLIO EXPENSES

General and administrative                    76,339      91,003       99,305
Management fee                                25,991     142,460      505,722
Estimated liquidation period expenses         55,000           -            -
                                            --------   ---------   ----------
                                             157,330     233,463      605,027
                                            --------   ---------   ----------

NET INCOME                                  $599,446   $ 396,766   $1,042,339
                                            ========   =========   ==========

Net income per weighted
  average limited partnership unit          $  18.11   $   11.99   $    31.46
                                            ========   =========   ==========

Cash distributions per limited
  partnership unit outstanding for the
  entire year                               $ 210.81   $   48.41   $   377.08
                                            ========   =========   ==========

Weighted average number of limited
  partnership units outstanding during
  the year                                    32,767      32,767       32,806
                                            ========   =========   ==========

               (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(in liquidation as of December 31, 1999)



                                                               Year ended December 31,
                                     ----------------------------------------------------------------------------
                                              1999                     1998                       1997
                                     ------------------------  ------------------------  -------------------------
                                      General      Limited      General      Limited      General      Limited
                                      Partners     Partners     Partners     Partners     Partners     Partners
                                     ----------  ------------  ----------  ------------  ----------   ------------

Balance at beginning of year         $(151,318)  $ 6,840,037   $(139,263)  $ 8,033,516   $ (97,317)   $ 19,392,367

Cash distributions                      (3,922)   (6,907,611)    (16,023)   (1,586,277)    (52,369)    (12,366,593)

Repurchase of limited
 partnership units                           -             -           -             -           -         (24,174)

Net income                               5,994       593,452       3,968       392,798      10,423       1,031,916
                                     ---------   -----------   ---------   -----------   ---------    ------------

Balance at end of year               $(149,246)  $   525,878   $(151,318)  $ 6,840,037   $(139,263)   $  8,033,516
                                     =========   ===========   =========   ===========   =========    ============


               (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
(in liquidation as of December 31, 1999)

                                                                              Year ended December 31,
                                                                        ----------------------------------------
                                                                          1999           1998           1997
                                                                        ----------    -----------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                             $   599,446   $   396,766   $  1,042,339
 Adjustments to reconcile net income
    to net cash provided
    by operating activities:
  Depreciation and amortization                                                   -       392,579        415,746
  Equity in joint venture net income                                              -             -        (54,694)
  Cash distributions from joint ventures                                          -             -        152,012
  Gain on sales of property                                                (590,563)            -       (517,693)
  Decrease in investment income
     receivable                                                                   -         9,445         14,383
  Decrease in accrued lease termination fee                                       -             -        350,000
  Increase in deferred lease commission fee                                 (24,061)            -              -
  Increase (decrease) in operating liabilities                               39,529       (28,411)        (9,439)
  Increase in property working capital                                      (98,826)      (94,854)       (96,341)
                                                                        -----------   -----------   ------------
     Net cash provided by (used in) operating activities                    (74,475)      675,525      1,296,313
                                                                        -----------   -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Decrease in short-term investments,
    net                                                                           -       586,822      1,451,663
Net proceeds from sales of property                                       6,938,468             -      6,993,169
Provision for (reversal of)
deferred disposition fee                                                          -      (225,840)       225,840
                                                                        -----------   -----------   ------------
    Net cash provided by investing activities                             6,938,468       360,982      8,670,672
                                                                        -----------   -----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions to partners                                               (6,911,533)   (1,602,300)   (12,418,962)
 Repurchase of limited partnership units                                          -             -        (24,174)
                                                                        -----------   -----------   ------------
     Net cash used in financing activities                               (6,911,533)   (1,602,300)   (12,443,136)
                                                                        -----------   -----------   ------------

Net decrease in cash and cash equivalents                                   (47,540)     (565,793)    (2,476,151)

Cash and cash equivalents:
 Beginning of year                                                          518,094     1,083,887      3,560,038
                                                                        -----------   -----------   ------------

 End of year                                                            $   470,554   $   518,094   $  1,083,887
                                                                        ===========   ===========   ============

                (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

General
-------

          Copley Realty Income Partners 2; A Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly constructed and existing income-producing real properties. The Partnership commenced operations in October 1987, and intended to dispose of its investments within nine years of their acquisition, and then liquidate; however, the Managing General Partner extended the investment period into 1999, having determined it to be in the best interest of the limited partners. As discussed below, the Partnership sold its remaining real estate investment in February, 1999. On December 31, 1999, the Partnership adopted a plan of liquidation.

          The Managing General Partner of the Partnership is Second Income Corp., a wholly-owned subsidiary of AEW Real Estate Advisors, Inc. ("AEW"), formerly known as Copley Real Estate Advisors, Inc. ("Copley"). The associate general partner is ECOP Associates Limited Partnership, a Massachusetts limited partnership, the general partners of which are managing directors of AEW and/or officers of the Managing General Partner. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by AEW pursuant to an advisory contract.

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

          Prior to August 30, 1996, New England Mutual Life Insurance Company ("The New England") was NEIC's principal unit holder and owner of all of the outstanding stock of NEIC's general partner. On August 30, 1996, The New England merged with and into Metropolitan Life Insurance Company ("Met Life"). Met Life is the surviving entity and, therefore, through a wholly-owned subsidiary, became the owner of the units of partnership interest previously owned by The New England and of the stock of NEIC's general partner. Effective April 1, 1998, NEIC changed its name to Nvest, L.P. and NEIC Operating Partnership, L.P. changed its name to Nvest Companies, L.P.

Management
----------

          AEW, as advisor, is entitled to receive stipulated fees from the Partnership in consideration of services performed in connection with the management of the Partnership and acquisition and disposition of Partnership investments in real property. Partnership management fees are 9% of distributable cash from operations, as defined, before deducting such fees. AEW is also reimbursed for expenses incurred in connection with administering the Partnership ($17,000 in 1999, $17,000 in 1998, and $19,638 in 1997).
Acquisition fees were based on 3% of the gross proceeds from the offering and were paid at the time commitments were initially funded. Disposition fees are limited to the lesser of 3% of the selling price of the property, or 50% of the standard real estate commission customarily charged by an independent real estate broker. Payments of disposition fees are subject to the prior receipt by the limited partners of their capital contributions plus a stipulated return thereon. Based on the Partnership's returns to date and the sale of the Partnership's sole remaining real estate investment in February, 1999 (as discussed in Note 3), the Managing General Partner determined that previously accrued deferred disposition fees of $225,840 would not be paid and, accordingly, reversed such fees in 1998.

          New England Securities Corporation, an indirect subsidiary of Met Life, is engaged by the Partnership to act as its unit holder servicing agent. Fees and out-of-pocket expenses for such services totaled $4,274, $3,932 and $3,696 in 1999, 1998 and 1997, respectively.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Liquidation Basis of Accounting
-------------------------------

          In connection with its adoption of a plan of liquidation on December 31, 1999, the Partnership also adopted the liquidation basis of accounting which, among other things, requires that assets and liabilities be stated at their estimated net realizable value and that estimated costs of liquidating the Partnership be provided to the extent that they are reasonably determinable.

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

Leases
------

          Leases are accounted for as operating leases. Leasing commissions are amortized over the terms of the respective leases. Rental income is recognized on a straight-line basis over the terms of the respective leases.

Realizability of Real Estate Investments
----------------------------------------

          The Partnership considers a real estate investment to be impaired when it determines the carrying value of the investment is not recoverable through expected undiscounted cash flows from the operations and disposition of the property. The impairment loss is based on the excess of the investment's carrying value over its estimated fair market value. For investments being held for sale, the impairment loss also includes estimated costs of sale. Property held for sale is not depreciated during the holding period. Investments are considered to be held for disposition at the time management commits the Partnership to a plan to dispose of the investment.

Cash Equivalents
----------------

          Cash equivalents are stated at cost plus accrued interest. The Partnership considers all highly liquid investments purchased with a maturity of ninety days or less to be cash equivalents; otherwise, they are classified as short-term investments.

Deferred Disposition Fees
-------------------------

According to the terms of the advisory contract, AEW is entitled to disposition fees related to sales of real estate investments. Payment of the fees, however, is contingent upon the limited partners' first receiving their capital, plus a stipulated return thereon. After the execution of a Purchase and Sale Agreement to dispose of the Partnership's sole remaining real property asset during the first quarter of 1999, the Managing General Partner determined that the stipulated return of the limited partners' original invested capital would not occur. As a result, previously accrued disposition fees payable to AEW totaling $225,840 ($6.89 per limited partnership unit) were recognized as other income in 1998.

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

Segment Data
------------

Effective January 1, 1998, the Partnership adopted Financial Accounting Standards Board Statement No. 131. "Disclosures about Segments on an Enterprise and Related Information" (FAS 131). Based on the criteria established in FAS 131, the Managing General Partner has determined that the Partnership operates in one operating segment: investing in real estate properties which are domiciled in the United States of America.

NOTE 3 - INVESTMENT IN PROPERTY
-------------------------------

          The following is a summary of the Partnership's investment in property which is classified as "Held for Disposition" on the Balance Sheet:

                                     December 31,
                                  -------------------
                                  1999       1998
                                  -----  ------------

Land                              $   -  $ 4,711,859
Buildings and improvements            -    7,855,152
Accumulated depreciation              -   (2,757,345)
Investment valuation allowance        -   (4,200,000)
                                  -----  -----------
                                           5,609,666

Other net assets                      -      615,352
                                  -----  -----------

                                  $   -  $ 6,225,018
                                  =====  ===========

          During 1998, the Partnership recognized $335,307 in net income from this investment.

          On November 12, 1987, the Partnership entered into a joint venture agreement with an affiliate of The Muller Company. The venture acquired an industrial building (Rancho Dominguez, California) and a research and development building (La Mirada, California). As discussed below, the La Mirada building was sold in February 1999 and the Rancho Dominguez building was sold in 1997. The Partnership contributed $20,465,000 to the venture. Effective June 30, 1991, the investment was restructured as a wholly-owned property as a result of the venture partner's inability to proportionately fund cash deficits.

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

     On February 26, 1999, the La Mirada property was sold for $7,150,000. The Partnership received net proceeds of $6,938,468, after closing costs, and recognized a gain of $590,563 ($17.84 per limited partnership unit). On April 29, 1999, the Partnership made a capital distribution of $6,519,322 ($198.96 per limited partnership unit) from the proceeds.

NOTE 4 - REAL ESTATE JOINT VENTURES
-----------------------------------

          The Partnership had invested in two real estate joint ventures, organized as general partnerships with a real estate management/development firm and, in one case, with an affiliate of the Partnership. Capital contributions to the ventures, were subject to preferential cash distributions at a specified rate and to priority distributions with respect to sale or refinancing proceeds. The Partnership also made loans to these ventures, which have been accounted for as real estate investments due to the attendant risks of ownership. The joint venture agreements provided for the funding of cash flow deficits by the venture partners in proportion to ownership interests, and for the dilution of ownership share in the event a venture partner did not contribute proportionately.

          The respective real estate management/development firms were responsible for day-to-day development and operating activities, although overall authority and responsibility for the business was shared by the venturers. The real estate management/development firms, or their affiliates, also provided various services to the joint ventures for a fee.

Medlock Oaks
------------

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

Results of Operations
--------------------------------

                                     Year ended December 31,
                                  ------------------------------
                                    1999      1998        1997
                                  --------  --------    --------

Revenue
 Rental income                    $      -  $      -    $358,009
 Other                                   -         -      36,653
                                  --------  --------    --------
                                         -         -     394,662
                                  --------  --------    --------
Expenses
 Depreciation and amortization           -         -     156,941
 Operating expenses                      -         -     129,254
                                  --------  --------    --------
                                         -         -     286,195
                                  --------  --------    --------

Net income                        $      -  $           $108,467
                                  ========  ========    ========

          Liabilities and expenses exclude amounts owed and attributable to the Partnership and its affiliate on behalf of their various financing arrangements with the joint venture.

NOTE 5 - INCOME TAXES
---------------------

          The Partnership's income (loss) for federal income tax purposes differs from that reported in the accompanying statement of operations as follows:
                                              Year ended December 31,
                                       ------------------------------------
                                           1999        1998         1997
                                       ------------  ---------   ----------
Net income per
 financial statements                  $   599,446   $ 396,766   $1,042,339
Timing differences:
  Joint venture earnings                         -           -      (95,036)
  Rental revenue                             9,622    (261,165)     251,204
  Expenses                                  72,435           -          385
  Depreciation and amortization            (24,126)    103,220     (137,824)
  Loss on sale of investments           (2,926,197)          -
                                       ------------  ---------   ----------
Taxable income                         $(2,268,820)  $ 238,821   $1,061,068
                                       ============  =========   ==========

NOTE 6 - PARTNERS' CAPITAL
--------------------------

          The Partnership maintained a repurchase fund for the purpose of repurchasing limited partnership units, pursuant to the terms and conditions set forth in the Partnership Agreement. Two percent of cash flow, as defined, was designated for the repurchase fund, which had a balance of approximately $78,985
and $73,208 at April 1, 1999 and December 31, 1998, respectively.   In
accordance with the terms of the Partnership Agreement, any amounts in this fund after April 1, 1999 were placed in Partnership reserves. Through April 1, 1999, the Partnership had repurchased and retired 230 limited partnership units for an aggregate cost of $177,945.

          Allocation of net income (losses) from operations and distributions of distributable cash from operations, as defined, are in the ratio of 99% to the limited partners and 1% to the general partners. Cash distributions to partners were suspended as of the second quarter of 1994. Since their reinstatement as of the second quarter of 1996, cash distributions were made quarterly up through the sale of the Partnership's remaining investment in the first quarter of 1999.

          Net sale proceeds and financing proceeds are allocated first to the limited partners to the extent of their contributed capital plus a stipulated return thereon, as defined, second to pay disposition fees, and then 85% to the limited partners and 15% to the general partners. Income from sales is allocated in proportion to the distribution of related proceeds, provided that the general partners are allocated at least 1%. Income or losses from sales, if there are no residual proceeds after the repayment of the related debt, will be allocated 99% to the limited partners and 1% to the general partners.

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

                                 EXHIBIT INDEX

Exhibit                                                                           Page
Number                                                                           Number
---------                                                                        ------

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

                                 EXHIBIT INDEX

Exhibit                                                                           Page
Number                                                                           Number
---------                                                                        ------

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

10FF.      Lease dated February, 1994 by and between                             *
           the Registrant, "Lessor", and Babcock, Inc., "Lessee".

10GG.      First  Amendment of Lease dated March 22, 1994 by and between         *
           the Registrant, "Lessor", and Babcock, Inc., "Lessee".

10HH.      Second Amendment of Lease dated December 30, 1994 by and between      *
           the Registrant, "Lessor", and Babcock, Inc., "Lessee".

10II       Third Amendment of Lease dated January 17, 1995 by and between        *
           the Registrant, "Lessor", and Babcock, Inc., "Lessee".

27.       Financial Data Schedule


_______________________________________________
*   Previously filed and incorporated herein by reference.

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

                       COPLEY REALTY INCOME PARTNERS 2;
                             A LIMITED PARTNERSHIP



Date:  March 28, 2000  By:    /s/ Alison Husid Cutler
                              -----------------------
                                  Alison Husid Cutler
                                  President of the
                                  Managing General Partner


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature               Title                         Date
     ---------               -----                         ----


                             President, Chief
 /s/  Alison Husid Cutler    Executive Officer and
-------------------------    Director of the Managing      March 28, 2000
Alison Husid Cutler          General Partner


 /s/  Pamela J. Herbst       Vice President and
-------------------------    Director of the Managing      March 28, 2000
Pamela J. Herbst             General Partner


 /s/  J. Grant Monahon       Vice President and
-------------------------    Director of the Managing      March 28, 2000
J. Grant Monahon             General Partner


 /s/  James J. Finnegan      Vice President of the
-------------------------    Managing General Partner      March 28, 2000
James J. Finnegan


/s/  Karin J. Lagerlund      Treasurer and Principal
-------------------------    Financial and Accounting      March 28, 2000
Karin J. Lagerlund           Officer of the Managing
                             General Partner