Form 10-Q
period 2000-03-31
COPLEY REALTY INCOME PARTNERS 2
filed 2000-05-02
CIK 809765

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 2000              Commission File Number 0-17810



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


Former name, former address and former fiscal year if changed since last report:



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  [X]    No  ___

                        COPLEY REALTY INCOME PARTNERS 2;
                             A LIMITED PARTNERSHIP

                                   FORM 10-Q


                        FOR QUARTER ENDED MARCH 31, 2000


                                     PART I


                             FINANCIAL INFORMATION

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

STATEMENTS OF NET ASSETS IN LIQUIDATION

                                        March 31, 2000    December 31, 1999
                                          (Unaudited)          (Audited)
                                        ---------------   -----------------
Assets
Cash and cash equivalents                  $ 442,754          $470,554
                                           ---------          --------
                                            $442,754          $470,554
                                           =========          ========

Liabilities and Net assets in liquidation
Accounts payable                           $  14,443         $ 38,922
Accrued expenses for liquidation              51,679           55,000
                                           ---------         --------
Total liabilities                             66,122           93,922
                                           ---------         --------

Net assets in liquidation:
 Limited partners ($582.04 per unit;
 100,000 units authorized, 32,767
 units issued and outstanding)               525,878          525,878
 General partners                           (149,246)        (149,246)
                                           ---------        ---------
Total partners' capital                      376,632          376,632
                                           ---------        ---------
                                           $ 442,754        $ 470,554
                                           =========        =========

           (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

STATEMENT OF CHANGES OF NET ASSETS IN LIQUIDATION

                                                  Three Months Ended
                                                    March 31, 2000
                                                      (Unaudited)
                                                  -------------------
Net assets in liquidation at
  beginning of period                                  $376,632
                                                       --------
Increase (decrease) during period:
  Operating activities
     Interest income                                      9,517
     General and administrative                         (12,838)
                                                       --------
                                                         (3,321)
Liquidating activities
  Change in provision for liquidation expenses            3,321
                                                       --------
                                                          3,321
                                                       --------
Net change in net assets in liquidation                $      -
                                                       --------
Net assets in liquidation at end of period             $376,632
                                                       ========

           (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

STATEMENT OF OPERATIONS

                                                         Three Months Ended
                                                           March 31, 1999
                                                             (Unaudited)
                                                         ------------------
Investment Activity
Property rentals                                              $126,439
Property operating expenses                                    (30,500)
                                                              --------
  Total real estate operations                                  95,939
Gain on sale of investment                                     599,655
                                                              --------
  Total real estate activity                                   695,594
Interest on cash equivalents                                    30,865
                                                              --------
  Total investment activity                                    726,459
                                                              --------
Portfolio Expenses
General and administrative                                      24,570
Management fee                                                  25,991
                                                              --------
                                                                50,561
                                                              --------
Net income                                                    $675,898
                                                              ========
Net income per limited partnership unit                       $  20.42
                                                              ========
Cash distributions per limited partnership unit               $   3.91
                                                              ========
Number of limited partnership units outstanding
  during the period                                             32,767
                                                              ========

                (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP


SUMMARIZED STATEMENTS OF CASH FLOWS
(in liquidation for the three months ended March 31, 2000)

                                                Three Months Ended March 31,
                                                ---------------------------
                                                    2000            1999
                                                (Unaudited)     (Unaudited)
                                                -----------     -----------
Net cash (used) provided by
  operating activities                           $(27,800)      $   46,776
                                                 --------       ----------
Cash flows from investing activities:
  Net proceeds from sale of property                    -        6,955,515
                                                 --------       ----------
  Net cash provided by investing activities             -        6,955,515
                                                 --------       ----------
 Cash flows from financing activities:
  Distributions to partners                             -         (129,413)
                                                 --------       ----------
 Net increase (decrease) in cash and
  cash equivalents                                (27,800)       6,872,878

Cash and cash equivalents:
  Beginning of period                             470,554          518,094
                                                 --------       ----------
  End of period                                  $442,754       $7,390,972
                                                 ========       ==========

           (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

   In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of March 31, 2000 and December 31, 1999 and the changes of net assets in liquidation and the results of its operations for the three month periods ended March 31, 2000 and 1999, respectively, and its cash flows for the three month periods ended March 31, 2000 and 1999. These adjustments are of a normal recurring nature.

   See notes to financial statements included in the Partnership's 1999 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

   Copley Realty Income Partners 2; A Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly-constructed and existing income-producing real properties. The Partnership commenced operations in October 1987 and acquired four real estate investments prior to the end of 1987. The Partnership intended to dispose of its investments within six to nine years of their acquisition, and then liquidate; however, the managing general partner extended the holding period, having determined it to be in the best interest of the limited partners. The Partnership sold its last remaining investment in February 1999. On December 31, 1999, the Partnership adopted a plan of liquidation and intends to dissolve in 2000.

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

       On February 26, 1999, the Partnership sold the La Mirada buildings for $7,150,000. The Partnership received net proceeds of $6,938,468, after closing costs. On April 29, 1999, the Partnership made a capital distribution of $6,519,322 ($198.96 per unit) from the proceeds.

     In connection with two sales in May and December of 1997, and the sale in February of 1999, capital of $13,701,415 ($417.96 per limited partnership unit) has been returned to the limited partners, reducing the adjusted capital contribution to $582.04 per unit.

       At March 31, 2000, the Partnership had $442,754 in cash and cash equivalents which is being retained primarily as a reserve in connection with the liquidation of the Partnership. The Partnership intends to liquidate and dissolve in 2000. Cash distributions related to the first quarter of 1999 were made at an annualized rate of 1.75% on the adjusted capital contribution of $781 per unit. At the time of this distribution, the Partnership also made a special distribution of $4.52 per limited partnership unit from operating reserves.

       The Partnership maintained a fund for the purpose of repurchasing limited partnership units. Two percent of cash flow, as defined, was designated for this fund which had a balance of $78,985 at April 1, 1999. In accordance with the terms of the Partnership Agreement, any amounts remaining in this fund after April 1, 1999 were placed in Partnership reserves. Through April 1, 1999, the Partnership had repurchased and retired 230 limited partnership units for an aggregate cost of $177,945.

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

Results of Operations
---------------------

       Operating Factors

       As discussed above, the La Mirada buildings were sold on February 26, 1999. The Partnership received net proceeds of $6,938,468, after closing costs and recognized a gain of $590,563 ($17.84 per limited partnership unit). The buildings were 100% leased at the time of sale.


     Investment Results

     There are no real estate comparative operating results for the three month periods ended March 31, 2000 and 1999, due to the sale of the Partnership's last remaining property in February 1999, as discussed above.

     Interest on cash equivalents decreased by $21,348, compared to the comparable period in 1999 due to the sale of the Partnership's last remaining property discussed above.

     Cash flow from operations decreased by approximately $75,000 between the respective three month periods. The decrease is primarily due to the sale of the last remaining property discussed above.


Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees.

     There was no management fee incurred during the first quarter of 2000 due to the discontinuance of operating cash distributions as a result of the sale of the Partnership's last remaining property in 1999, discussed above.

     General and administrative expenses for the three months ended March 31, 2000 were $12,838 compared to $24,570 for the same period in 1999. The decrease for the comparative periods is due to lower overall expenses as a result of the sale of the Partnership's last remaining property in 1999, as discussed above.

                        COPLEY REALTY INCOME PARTNERS 2;
                             A LIMITED PARTNERSHIP


                                   FORM 10-Q


                        FOR QUARTER ENDED MARCH 31, 2000


                                    PART II


                               OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

          a.  Exhibits:   (27)  Financial Data Schedule

          b. Reports on Form 8-K: No current reports on Form 8-K were filed during the quarter ended March 31, 2000.

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

                             COPLEY REALTY INCOME PARTNERS 2; A LIMITED
                             PARTNERSHIP
                             (Registrant)



May 2, 2000
                              /s/ Alison Husid Cutler
                              -------------------------------
                                Alison Husid Cutler
                                President, Chief Executive Officer and Director of Managing General Partner,
                                Second Income Corp.



May 2, 2000
                             /s/ Karin J. Lagerlund
                             --------------------------------
                               Karin J. Lagerlund
                               Treasurer and Principal Financial and Accounting Officer of Managing General Partner, Second Income Corp.