Form 10-Q
period 2000-06-30
COPLEY REALTY INCOME PARTNERS 2
filed 2000-08-11
CIK 809765

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 2000                  Commission File Number 0-17810


                       COPLEY REALTY INCOME PARTNERS 2;
                             A LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)


        Massachusetts                                 04-2961376
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

      World Trade Center East
     Two Seaport Lane, 16th Fl.
       Boston, Massachusetts                                    02210
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


                        FOR QUARTER ENDED JUNE 30, 2000


                                    PART I


                             FINANCIAL INFORMATION

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

STATEMENTS OF NET ASSETS IN LIQUIDATION

                                             June 30, 2000   December 31, 1999
                                              (Unaudited)        (Audited)
                                             --------------  ------------------
Assets

Cash and cash equivalents                         $ 425,208           $ 470,554
                                                  ---------           ---------
                                                  $ 425,208           $ 470,554
                                                  =========           =========


Liabilities and net assets in liquidation

Accounts payable                                  $       -           $  38,922
Accrued expenses for liquidation                     45,000              55,000
                                                  ---------           ---------
Total liabilities                                    45,000              93,922
                                                  ---------           ---------


Net assets in liquidation:
 Limited partners ($582.04 per unit;
 100,000 units authorized, 32,767
  units issued and outstanding)                     529,418             525,878
General partners                                   (149,210)           (149,246)
                                                  ---------           ---------
Total partners' capital                             380,208             376,632
                                                  ---------           ---------

                                                  $ 425,208           $ 470,554
                                                  =========           =========

          (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION
(Unaudited)

                                      Three Months Ended   Six Months Ended
                                         June 30, 2000       June 30, 2000
                                      -------------------  -----------------

Net assets in liquidation at
  beginning of period                           $376,632           $376,632
                                                --------           --------

Increase (decrease) during period:
  Operating activities
     Interest income                               6,848             16,365
                                                --------           --------
                                                   6,848             16,365

Liquidating activities
  Change in provision for
     liquidation expenses                         (3,272)           (12,789)
                                                --------           --------
                                                  (3,272)           (12,789)
                                                --------           --------

Net change in net assets
in liquidation                                  $  3,576           $  3,576
                                                --------           --------

Net assets in liquidation at
end of period                                   $380,208           $380,208
                                                ========           ========

          (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(Unaudited)

                                         Three Months Ended   Six Months Ended
                                            June 30,1999        June 30,1999
                                         ------------------   ----------------

INVESTMENT ACTIVITY

Property rentals                                   $    134           $126,573
Property operating expenses                         (16,913)           (47,413)
                                                   --------           --------
                                                    (16,779)            79,160

Gain (loss) on sale of investment                    (9,092)           590,563
                                                   --------           --------
     Total real estate operations                   (25,871)           669,723

Interest on cash equivalents                         33,352             64,217
                                                   --------           --------
     Total investment activity                        7,481            733,940
                                                   --------           --------
PORTFOLIO EXPENSES

General and administrative                           13,912             38,482
Management fee                                            -             25,991
                                                   --------           --------
                                                     13,912             64,473
                                                   --------           --------

Net Income (Loss)                                  $ (6,431)          $669,467
                                                   ========           ========

Net income (loss) per
  limited partnership unit                         $  (0.19)          $  20.23
                                                   ========           ========

Cash distributions per
  limited partnership unit                         $ 206.90           $ 210.81
                                                   ========           ========

Number of limited partnership
  units outstanding during the period                32,767             32,767
                                                   ========           ========


           (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                Six Months Ended
                                                 June 30, 1999
                                                ----------------

Net cash provided by operating
activities                                          $    40,810
                                                    -----------

Cash flows from investing activities:
    Net proceeds from sale of property                6,938,468
                                                    -----------

  Net cash provided by investing activities           6,938,468
                                                    -----------

Cash flows from financing activity:
  Distributions to partners                          (6,911,533)
                                                    -----------

Net increase in cash and cash
  equivalents                                            67,745

Cash and cash equivalents:
  Beginning of period                                   518,094
                                                    -----------

  End of period                                     $   585,839
                                                    ===========


           (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of June 30, 2000 and December 31, 1999 and the changes of net assets in liquidation and the results of its operations for the three and six month periods ended June 30, 2000 and 1999, respectively, and its cash flows for the six month periods ended June 30, 1999. These adjustments are of a normal recurring nature.

     Certain reclassifications have been made to conform to the current period presentation.

     See notes to financial statements included in the Partnership's 1999 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

     Copley Realty Income Partners 2; A Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly-constructed and existing income-producing real properties. The Partnership commenced operations in October 1987, and acquired four real estate investments prior to the end of 1987. The Partnership intended to dispose of its investments within six to nine years of their acquisition, and then liquidate; however, the managing general partner extended the holding period, having determined it to be in the best interest of the limited partners. The Partnership sold its remaining investment in February 1999. On December 31, 1999, the Partnership adopted a plan of liquidation and intends to dissolve in 2000.

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

Note 3 - ACCRUED EXPENSES FOR LIQUIDATION
-----------------------------------------

     Accrued expenses for liquidation as of June 30, 2000 include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees and other professional services.

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

     During the six months ended June 30, 2000 the Partnership incurred $22,789 of such expenses and the General Partner re-evaluated the estimated costs to dissolve the Partnership. The provision for liquidation expenses was accordingly increased by an additional $12,789 to reflect the revised estimates.

     The actual costs could vary significantly from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution of the Partnership. The accrued expenses do not take into consideration possible litigation arising from the customary representations and warranties made as part of each sale. Such costs are unknown and are not estimable at this time.

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

     At June 30, 2000, the Partnership had $425,208 in cash and cash equivalents which is being retained primarily as a reserve in connection with the liquidation of the Partnership. Distributions of cash from operations related to the first quarter of 1999 were made at an annualized rate of 1.75% on the adjusted capital contribution of $781 per unit. At the time of this distribution, the Partnership also made a special distribution of $4.52 per limited partnership unit from operational cash previously held in reserves. There have been no distributions from operations since that time due to the sale of the Partnership's remaining investment in February 1999. When all Partnership expenses have been settled, a distribution of the remaining cash reserves will be made.

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

     There are no real estate comparative operating results for the six month periods ended June 30, 2000 and 1999, due to the sale of the Partnership's last remaining property in February 1999, as discussed above.

     For the comparable three and six month periods of 1999 and 2000, interest on cash and cash equivalents decreased $26,504 and $47,852, respectively. These decreases are due to the sale of the Partnership's last remaining property, discussed above.

     Cash flow from operations decreased by approximately $86,000 between the respective six month periods. The decrease is primarily due to the sale of the remaining property discussed above.


Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees. General and administrative expenses for the three and six month periods ended June 30, 1999 were $13,912 and $38,482, respectively.

     There was no management fee incurred during the first and second quarters of 2000 due to the discontinuance of operating cash distributions as a result of the sale of the Partnership's last remaining property in 1999, discussed above.

     Costs to dissolve and liquidate the Partnership include legal fees, accounting fees, tax preparation fees, filing fees and other professional services. During the six months ended June 30, 2000, the Partnership incurred $22,789 of such expenses and the General Partner re-evaluated the estimated costs to dissolve the Partnership. The provision for liquidation expenses was accordingly increased by $12,789 to reflect the revised estimates.

                       COPLEY REALTY INCOME PARTNERS 2;
                             A LIMITED PARTNERSHIP


                                   FORM 10-Q


                        FOR QUARTER ENDED JUNE 30, 2000


                                    PART II


                               OTHER INFORMATION



Item 6.       Exhibits and Reports on Form 8-K

              a.    Exhibits:   (27)  Financial Data Schedule

              b. Reports on Form 8-K: No current reports on Form 8-K were filed during the quarter ended June 30, 2000.

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



                                   COPLEY REALTY INCOME PARTNERS 2;
                                   A LIMITED PARTNERSHIP
                                   (Registrant)



August 11, 2000
                                   /s/ Alison L. Husid
                                   ----------------------------------------
                                     Alison L. Husid
                                     President, Chief Executive Officer and
                                     Director of Managing General Partner,
                                     Second Income Corp.



August 11, 2000
                                   /s/ Karin J. Lagerlund
                                   ----------------------------------------
                                   Karin J. Lagerlund
                                   Treasurer and Principal Financial and
                                   Accounting Officer of Managing General
                                   Partner, Second Income Corp.