Form 10-Q
period 2000-09-30
COPLEY REALTY INCOME PARTNERS 2
filed 2000-11-07
CIK 809765

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 2000           Commission File Number 0-17810


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


                     FOR QUARTER ENDED SEPTEMBER 30, 2000


                                    PART I


                             FINANCIAL INFORMATION

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

STATEMENTS OF NET ASSETS IN LIQUIDATION



                                        September 30, 2000   December 31, 1999
                                            (Unaudited)          (Audited)
                                        ------------------   -----------------

Assets

Cash and cash equivalents                     $ 420,267          $ 470,554
                                              ---------          ---------
                                              $ 420,267          $ 470,554
                                              =========          =========


Liabilities and net assets in liquidation

Accounts payable                              $       -          $  38,922
Accrued expenses for liquidation                 35,000             55,000
                                              ---------          ---------
Total liabilities                                35,000             93,922
                                              ---------          ---------


Net assets in liquidation:
 Limited partners ($582.04 per unit;
 100,000 units authorized, 32,767
  units issued and outstanding)                 534,426            525,878
General partners                               (149,159)          (149,246)
                                              ---------          ---------
Total partners' capital                         385,267            376,632
                                              ---------          ---------

                                              $ 420,267          $ 470,554
                                              =========          =========



           (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

STATEMENTS OF CHANGES OF NET ASSETS IN LIQUIDATION
(Unaudited)


                                Three Months Ended    Nine Months Ended
                                September 30, 2000   September 30, 2000
                                -------------------  -------------------

Net assets in liquidation at
  beginning of period               $380,208               $ 376,632
                                    --------               ---------

Increase during period:
  Operating activities
     Interest income                   6,924               $  23,289
                                    --------               ---------
                                       6,924                  23,289

Liquidating activities
  Change in provision for
     liquidation expenses             (1,865)              $ (14,654)
                                    --------               ---------
                                      (1,865)                (14,654)
                                    --------               ---------

Net change in net assets
in liquidation                         5,059                   8,635
                                    --------               ---------

Net assets in liquidation at
end of period                       $385,267               $ 385,267
                                    ========               =========



           (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(Unaudited)

                                         Three Months Ended   Nine Months Ended
                                         September 30, 1999   September 30, 1999
                                         ------------------   ------------------

INVESTMENT ACTIVITY

Property rentals                                    $   191            $126,764
Property operating expenses                           9,731             (37,682)
                                                    -------            --------
                                                      9,922              89,082

Gain on sale of investment                                -             590,563
                                                    -------            --------
     Total real estate operations                     9,922             679,645

Interest on cash equivalents                          5,732              69,949
                                                    -------            --------
     Total investment activity                       15,654             749,594
                                                    -------            --------
PORTFOLIO EXPENSES

General and administrative                           15,892              54,374
Management fee                                            -              25,991
                                                    -------            --------
                                                     15,892              80,365
                                                    -------            --------

Net income (loss)                                   $  (238)           $669,229
                                                    =======            ========

Net income (loss) per
  limited partnership unit                          $ (0.01)           $  20.22
                                                    =======            ========

Cash distributions per
  limited partnership unit                          $     -            $ 210.81
                                                    =======            ========

Number of limited partnership
  units outstanding during the period                32,767              32,767
                                                    =======            ========



           (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

SUMMARIZED STATEMENTS OF CASH FLOWS
(Unaudited)


                                            Nine Months Ended
                                            September 30, 1999
                                              --------------


Net cash used by operating
activities                                     $   (54,427)
                                               -----------

Cash flows from investing activities:
    Net proceeds from sale of property           6,938,468
                                               -----------

  Net cash provided by investing activities      6,938,468
                                               -----------

Cash flows from financing activity:
  Distributions to partners                     (6,911,533)
                                               -----------

Net decrease in cash and cash
  equivalents                                      (27,492)

Cash and cash equivalents:
  Beginning of period                              518,094

                                               -----------

  End of period                                $   490,602
                                               ===========


           (See accompanying notes to unaudited financial statements)

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

   In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Partnership's financial position as of September 30, 2000 and December 31, 1999 and the changes of net assets in liquidation for the three and nine month periods ended September 30, 2000, the results of its operations for the three and nine month periods ended September 30, 1999, and its cash flows for the nine month period ended September 30, 1999. These adjustments are of a normal recurring nature.

   See notes to financial statements included in the Partnership's 1999 Annual Report on Form 10-K for additional information relating to the Partnership's financial statements.


NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

   Copley Realty Income Partners 2; A Limited Partnership (the "Partnership") is a Massachusetts limited partnership organized for the purpose of investing primarily in newly-constructed and existing income-producing real properties. The Partnership commenced operations in October 1987, and acquired its real estate investments prior to the end of 1987. The Partnership sold its remaining investment in February 1999. On December 31, 1999, the Partnership adopted a plan of liquidation and intends to dissolve in the first quarter of 2001.

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

Note 3 - ACCRUED EXPENSES FOR LIQUIDATION
-----------------------------------------

   Accrued expenses for liquidation as of September 30, 2000 include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees and other professional services.

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

       During the nine months ended September 30, 2000 the Partnership incurred $34,654 of such expenses and the managing general partner re-evaluated the estimated costs to dissolve the Partnership. The provision for liquidation expenses was accordingly increased by an additional $14,654 to reflect the revised estimates.

       The actual costs could vary from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution of the Partnership. The accrued expenses do not take into consideration possible litigation arising from the customary representations and warranties made as part of each sale. Such costs are unknown and are not estimable at this time.

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

     At September 30, 2000, the Partnership had $420,267 in cash and cash equivalents which is being retained primarily as a reserve in connection with the liquidation of the Partnership. Distributions of cash from operations related to the first quarter of 1999 were made at an annualized rate of 1.75% on the adjusted capital contribution of $781 per unit. At the time of this distribution, the Partnership also made a special distribution of $4.52 per limited partnership unit from operational cash previously held in reserves. There have been no distributions from operations since that time due to the sale of the Partnership's remaining investment in February 1999. When all Partnership expenses have been settled, a distribution of the remaining cash reserves will be made.

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

     There are no real estate comparative operating results for the nine month periods ended September 30, 2000 and 1999, due to the sale of the Partnership's last remaining property in February 1999, as discussed above.

     Interest on cash and cash equivalents remained relatively stable for the comparable three month periods of 1999 and 2000, while interest on cash and cash equivalents decreased $46,660, for the comparable nine month periods. The overall decrease is due to the sale of the Partnership's last remaining property in February 1999, discussed above.



Portfolio Expenses

     The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the managing general partner. General and administrative expenses primarily consist of real estate appraisal, printing, legal, accounting and investor servicing fees. General and administrative expenses for the three and nine month periods ended September 30, 1999 were $15,892 and $54,374, respectively.

     There was no management fee incurred during the first three quarters of 2000 due to the discontinuance of operating cash distributions as a result of the sale of the Partnership's last remaining property in 1999, discussed above.

     Costs to dissolve and liquidate the Partnership include legal fees, accounting fees, tax preparation fees, filing fees and other professional services. During the nine months ended September 30, 2000, the Partnership incurred $34,654 of such expenses and the managing general partner re-evaluated the estimated costs to dissolve the Partnership. The provision for liquidation expenses was accordingly increased by $14,654 to reflect the revised estimates.

                       COPLEY REALTY INCOME PARTNERS 2;
                             A LIMITED PARTNERSHIP


                                   FORM 10-Q


                     FOR QUARTER ENDED SEPTEMBER 30, 2000


                                    PART II


                               OTHER INFORMATION



Item 6.     Exhibits and Reports on Form 8-K

          a.  Exhibits:   (27)  Financial Data Schedule

          b. Reports on Form 8-K: No current reports on Form 8-K were filed during the quarter ended September 30, 2000.

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



                             COPLEY REALTY INCOME PARTNERS 2; A LIMITED
                             PARTNERSHIP
                             (Registrant)



November 7, 2000
                             /s/ Alison L. Husid
                             -------------------------------
                                Alison L. Husid
                                President, Chief Executive Officer and Director of Managing General Partner,
                                Second Income Corp.



November 7, 2000
                             /s/ Jem A. Hudgins
                             --------------------------------
                               Jem A. Hudgins
                               Treasurer and Principal Financial and Accounting Officer of Managing General Partner, Second Income Corp.