Form 10-K
period 2000-12-31
COPLEY REALTY INCOME PARTNERS 2
filed 2001-03-27
CIK 809765

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
                           Commission File No. 0-17810
                                -----------------

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

       World Trade Center East
     Two Seaport Lane, 16th Floor
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

                                   Yes |X|           No  |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      No voting stock is held by nonaffiliates of the Registrant.

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

      As of December 31, 1999, the Partnership had disposed of all of its real estate investments. The Partnership initially planned to liquidate and dissolve during 2000, but due to an indemnification provision that expired in February 2001, it now plans to dissolve in 2001 after settling its remaining liabilities. The Partnership sold its last remaining real estate asset in 1999. The Partnership had sold two other real estate investments in 1997, and a fourth investment was transferred by a deed in lieu of foreclosure in 1994. Information regarding the sales of the Partnership's investments is set forth in the following table:

                                                                                                            Distribution
   Investment            Month/Year of Sale              Net Sale Proceeds       Distribution/Unit            Month/Year
 Investment One                      2/99                       $6,938,468                 $198.96                  4/99
 Investment Two                      5/97                       $3,958,248                 $120.00                  5/97
Investment Three                    12/97                       $3,260,761                  $99.00                 12/97

      The Partnership has no employees. Services are performed for the Partnership by the Managing General Partner and affiliates of the Managing General Partner.

Item 2. Properties:

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

      As of December 31, 2000, there were 2,190 holders of Units.

      The Partnership's Amended and Restated Agreement of Limited Partnership dated October 15, 1987, as amended to date (the "Partnership Agreement"), requires that any Distributable Cash (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Distributable Cash. No cash distributions were paid during 2000. Cash distributions paid in 1999, or distributed after year-end with respect to 1999, to the Limited Partners as a group totaled $6,779,492 including a special operating cash distribution in the amount of $148,107 and $6,519,322 ($199 per limited partnership unit) representing proceeds from the sale of the Partnership's last remaining real estate investment on April 29, 1999. Cash distributions paid in 1998, or distributed after year-end with respect to 1998, to the Limited Partners as a group totaled $1,427,314, including a special operating cash distribution in the amount of $913,544 on October 28, 1998.

Item 6. Selected Financial Data.

                                 For Year            For Year                For Year            For Year              For Year
                                 Ended or            Ended or                Ended or            Ended or              Ended or
                                  As of :             As of :                 As of :             As of :               As of :
                                 12/31/00           12/31/99(1)              12/31/98          12/31/97 (2)          12/31/96 (3)
                                 --------           -----------              --------          ------------          ------------
Revenues                          $29,840              $203,120              $916,698            $1,741,986            $3,571,724

Net Income (Loss)                $(51,296)             $599,446              $396,766            $1,042,339             $(911,331)

Net Income (Loss) per
weighted average
Limited Partnership
Unit                               $(1.55)               $18.11                $11.99                $31.46               $(27.47)

Total Assets                     $407,636              $470,554            $6,743,112            $8,202,897           $19,387,293

Total Cash
Distributions
per Limited
Partnership
Unit, including
amounts distributed
after year end with
respect to such
year.                               $0.00               $206.90                $48.41               $373.38                $37.50
                                    -----               -------                ------               -------                ------

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

      On February 26, 1999, the Partnership sold the La Mirada buildings for $7,150,000. The Partnership received net proceeds of $6,938,468, after closing costs. On April 29, 1999, the Partnership made a capital distribution of $6,519,322 ($198.96 per Limited Partnership Unit) from the proceeds. The distribution reduced the adjusted capital contribution from $781 to $582.04 per Unit.

      At December 31, 2000, the Partnership had $407,636 in cash and cash equivalents. The balance is being retained pending dissolution and liquidation of the Partnership in 2001. Distributions of cash from operations related to the first quarter of 1999 were made at an annualized rate of 1.75% on the adjusted capital contribution of $781 per Unit. At the time of the first quarter distribution, the Partnership made a special distribution of $4.52 per Limited Partnership Unit from operating reserves. There have been no distributions made since the aforementioned distributions due to the sale of the Partnership's remaining investment in February 1999.

Results of Operations

      Form of Real Estate Investments

      The La Mirada investment, which was sold on February 26, 1999, was wholly-owned by the Partnership.

      Operating Factors

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

      Interest on cash equivalents and short-term investments decreased approximately $46,000 in 2000 as compared to 1999 as a result of a decrease in the average investment balance due to the 1999 temporary investment of La Mirada's sale proceeds. Interest on cash equivalents and short-term investments increased approximately $7,000 in 1999 as compared to 1998 as a result of an increase in the average investment balance due to the temporary investment of LaMirada's sale proceeds.

Portfolio Expenses

      General and administrative expenses primarily consist of real estate appraisal, legal, accounting, printing and investor servicing agent fees. These expenses remained relatively stable between 1999 and 2000, whereas these expenses decreased approximately $15,000, or 16% between 1998 and 1999, primarily due to decreases in printing fees and out-of-pocket expenses due to the sale of the remaining investment in the first quarter of 1999. The Partnership management fee is 9% of distributable cash flow from operations after any increase or decrease in working capital reserves as determined by the Managing General Partner.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk:

      The Partnership was not party to derivative financial instruments or derivative commodity instruments at or during the year ended December 31, 2000.

Item 8. Financial Statements and Supplementary Data.

      The independent auditor's reports and financial statements listed in the accompanying index are filed as part of this report. See Index to the Financial Statements on page 11.

Item 9. Disagreements on Accounting and Financial Disclosure.

      The Partnership has had no disagreements with its accountants on any matters of accounting principles or practices or financial statement disclosure.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      (a) and (b) Identification of Directors and Executive Officers.

      The following table sets forth the names of the directors and executive officers of the Managing General Partner and the age and position held by each of them as of December 31, 2000.

Name                           Position(s) with the Managing General Partner                            Age
----                           ---------------------------------------------                            ---
Alison L Husid                 President, Chief Executive Officer and Director                          38
Pamela J. Herbst               Vice President and Director                                              45
J. Grant Monahon               Vice President and Director                                              55
James J. Finnegan              Vice President                                                           40
Dana C. Spires                 Treasurer and Principal Financial and Accounting Officer                 34

      (c) Identification of Certain Significant Employees.

          None.

      (d) Family Relationships.

          None.

      (e) Business Experience.

            The Managing General Partner was incorporated in Massachusetts on January 16, 1987. The background and experience of the executive officers and directors of the Managing General Partner are as follows:

      Alison L. Husid is a Portfolio Manager in the Direct Investments group of AEW Capital Management, L.P. ("AEW"), the parent of AEW Real Estate Advisors, Inc. (the "Advisor"), with responsibility for several real estate equity portfolios representing approximately $700 million in client capital. She has over 15 years of experience in real estate finance and investment management. Alison joined AEW in 1987 as Controller for a portfolio management team responsible for the acquisition, management, restructuring and disposition of client assets in New England and the western U.S. She later served as Asset Manager for a portfolio of assets in Arizona and the West Coast. Prior to joining AEW, Alison worked for several years as a Senior Auditor with Peat Marwick, Main & Co. She is a Certified Public Accountant and a graduate of the University of Massachusetts (B.A.).

      Pamela J. Herbst is Head of AEW's Direct Investments group, with oversight responsibility for approximately $4 billion of client assets. With over 20 years of direct real estate experience, Pam is a Principal of AEW, and a member of the its Management Committee, Investment Committee and Investment Policy Group. Since joining AEW's predecessor in 1982, Pam has held various senior level positions in investment management, acquisitions and corporate operations. In addition to holding a number of industry certifications, she is a member of various real estate industry trade organizations, and sits on the Board of Directors of the National Association of Real Estate Investment Managers (NAREIM). Pam is a graduate of the University of Massachusetts (B.A.) and Boston University (M.B.A.).

      J. Grant Monahon is AEW's Chief Operating Officer and a member of its Management Committee, Investment Committee and Investment Policy Group. He has over 25 years of experience in real estate law and investments and formerly served as AEW's General Counsel. Prior to joining AEW in 1987, Grant was a partner with a major Boston law firm. As the head of that firm's real estate finance department, he represented a wide variety of institutional clients, both domestic and international, in complex equity and debt transactions. He is the former Chairman of the General Counsel section of the National Association of Real Estate Investment Managers. Grant is a graduate of Dartmouth College (B.A.) and Georgetown University Law Center (J.D.).

      James J. Finnegan is AEW's General Counsel. He has over fifteen years of experience in real estate, including seven years in private practice with major New York City and Boston law firms. Jay has extensive experience in creating and implementing real estate investment and portfolio management strategies for institutional investors. Jay joined AEW in 1992 and has been actively involved in various aspects of AEW's investment activities, including public and private debt and equity investments. He also serves as AEW's securities and regulatory compliance officer, and is the Principal of AEW Securities, L.P., AEW's affiliated broker/dealer. Jay is a member of the General Counsel section of the National Association of Real Estate Investment Managers. He is a graduate of the University of Vermont (B.A.) and Fordham University School of Law (J.D.).

      Dana C. Spires is a Controller in AEW's Direct Investment group, with responsibility for overseeing the accounting and financial reporting for several direct investment clients. Prior to joining AEW in 2000, he worked as a Controller for both Finard & Company, LLC and Leggat McCall Retirement Properties LLC. Mr. Spires has over twelve years of financial experience in the real estate field. He is a graduate of Thiel College.

(f) Involvement in Certain Legal Proceedings.

    None.

Item 11. Executive Compensation.

      Under the Partnership Agreement, the General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. See Notes 1 and 5 of Notes to the Financial Statements.

      The following table sets forth the amounts of the fees and reimbursements of out-of-pocket expenses which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the year ended December 31, 2000. Cash distributions to General Partners include amounts distributed after year-end with respect to 2000.

                                                                                                 Amount of
                                                                                              Compensation and
Receiving Entity                                     Type of Compensation                      Reimbursement
----------------                                     --------------------                      -------------
AEW Real Estate Advisors, Inc.                       Management Fees and
                                                     Reimbursement of Expenses                 $        17,000

General Partners                                     Share of Distributable Cash                            --

New England Securities Corporation                   Servicing Fee and
                                                     Reimbursement of
                                                     Expenses                                            4,376
                                                                                               ---------------

                                                     TOTAL                                     $        21,376
                                                                                               ===============

      For the year ended December 31, 2000, the Partnership allocated $(781) of taxable loss to the General Partners. See Note 1 of Notes to Financial Statements for additional information about transactions between the Partnership and the General Partners and their affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      (a) Security Ownership of Certain Beneficial Owners

      No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at December 31, 2000. Under the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

      Except as expressly provided in the Partnership Agreement, the right to manage the business of the Partnership is vested exclusively in the Managing General Partner.

      (b) Security Ownership of Management.

          The General Partners of the Partnership owned no Units at December 31, 2000.

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

            (2) Exhibits--The Exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

      (b) Reports on Form 8-K. During the last quarter of the year ended December 31, 2000, the Partnership filed no Current Report on Form 8-K.

                        Copley Realty Income Partners 2;
                              A Limited Partnership


                              Financial Statements

                                  * * * * * * *


                                December 31, 2000

                        COPLEY REALTY INCOME PARTNERS 2;
                              A LIMITED PARTNERSHIP

                          INDEX TO FINANCIAL STATEMENTS


Report of Independent Accountants

Financial Statements (in liquidation as of December 31, 1999):

      Statements of Net Assets in Liquidation - December 31, 2000 and 1999

      Statement of Changes in Net Assets in Liquidation - Year Ended December 31, 2000

      Statements of Operations - For the Years Ended December 31, 1999 and 1998

      Statements of Partners' Capital (Deficit) - For the Years Ended December 31, 1999 and 1998

      Statements of Cash Flows - For the Years Ended December 31, 1999 and 1998

      Notes to Financial Statements


           All schedules are omitted because they are not applicable

                        Report of Independent Accountants

To the Partners of Copley Realty Income Partners 2; A Limited Partnership:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Copley Realty Income Partners 2; A Limited Partnership (the "Partnership") at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Second Income Corp., the Managing General Partner of the Partnership (the "Managing General Partner"); our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Managing General Partner, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the financial statements, the Partnership adopted a plan of liquidation on December 31, 1999 and as a result changed its basis of accounting for periods subsequent to December 31, 1999 from the going concern basis to the liquidation basis of accounting.



/s/ PriceWaterhouseCoopers LLP
Boston, MA
March 13, 2001

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

STATEMENTS OF NET ASSETS IN LIQUIDATION
(in liquidation as of December 31, 1999)

                                                                              December 31,
                                                           -----------------------------------------------------
                                                                  2000                                1999
                                                           ------------------                  -----------------
Assets

Cash and cash equivalents                                  $          407,636                            470,554
                                                           ------------------                  -----------------
                                                           $          407,636                  $         470,554
                                                           ==================                  =================

Liabilities and Partners' Capital

Accounts payable                                           $               --                  $          38,922
Accrued expenses for liquidation                                       82,300                             55,000
                                                           ------------------                  -----------------
Total liabilities                                                      82,300                             93,922
                                                           ------------------                  -----------------

Partners' capital (deficit):
Limited partners ($582.04 per unit
    100,000 units authorized;
    32,767 units, issued and
    outstanding)                                           $          475,095                  $         525,878
General partners                                                     (149,759)                          (149,246)
                                                           ------------------                  -----------------
Total partners' capital                                               325,336                            376,632
                                                           ------------------                  -----------------

                                                           $          407,636                  $         470,554
                                                           ==================                  =================


                (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

                                                                                    Year ended
                                                                                 December 31, 2000
                                                                              ---------------------
Net assets in liquidation at
  beginning of period                                                         $             376,632
                                                                              ---------------------
Increase during period:
  Operating activities
      Interest income                                                                        29,840
                                                                              ---------------------
                                                                                             29,840

Liquidating activities
  Change in provision for liquidation expenses                                              (81,136)
                                                                              ---------------------

Net change in net assets in liquidation                                                     (51,296)
                                                                              ---------------------

Net assets in liquidation at end of period                                    $             325,336
                                                                              =====================


                (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(in liquidation as of December 31, 1999)

                                                                              Year ended December 31,
                                                           ---------------------------------------------------------
                                                                    1999                               1998
                                                           ----------------------             ----------------------
Investment Activity
Property rentals                                           $              126,856             $              847,616
Depreciation and amortization                                                  --                           (392,579)
Property operating expenses                                               (36,907)                          (119,730)
                                                           ----------------------             ----------------------
                                                                           89,949                            335,307

 Joint venture earnings                                                        --                                 --
                                                           ----------------------             ----------------------

  Total real estate operations                                             89,949                            335,307

 Gain on sales of property                                                590,563                                 --

 Reversal of deferred disposition fee                                          --                            225,840
                                                           ----------------------             ----------------------

  Total real estate activity                                              680,512                            561,147

 Interest on cash equivalents
  and short-term investments                                               76,264                             69,082
                                                           ----------------------             ----------------------

   Total investment activity                                              756,776                            630,229
                                                           ----------------------             ----------------------

Portfolio Expenses

General and administrative                                                 76,339                             91,003
Management fee                                                             25,991                            142,460
Estimated liquidation period expenses                                      55,000                                 --
                                                           ----------------------             ----------------------
                                                                          157,330                            233,463
                                                           ----------------------             ----------------------

Net Income                                                 $              599,446             $              396,766
                                                           ======================             ======================

Net income per
  limited partnership unit                                 $                18.11             $                11.99
                                                           ======================             ======================

Cash distributions per limited
  partnership unit outstanding for the
  entire year                                              $               210.81             $                48.41
                                                           ======================             ======================

Number of limited partnership
 units outstanding during
 the year                                                                  32,767                             32,767
                                                           ======================             ======================


                (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
(in liquidation as of December 31, 1999)

                                               Year ended December 31,
                               --------------------------------------------------------
                                          1999                          1998
                               --------------------------    --------------------------
                                 General        Limited        General        Limited
                                 Partners       Partners       Partners       Partners
                                 --------       --------       --------       --------
Balance at beginning of year   $  (151,318)   $ 6,840,037    $  (139,263)   $ 8,033,516

Cash distributions                  (3,922)    (6,907,611)       (16,023)    (1,586,277)


Net income                           5,994        593,452          3,968        392,798
                               -----------    -----------    -----------    -----------

Balance at end of year         $  (149,246)   $   525,878    $  (151,318)   $ 6,840,037
                               ===========    ===========    ===========    ===========


                (See accompanying notes to financial statements)

COPLEY REALTY INCOME PARTNERS 2;
A LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
(in liquidation as of December 31, 1999)

                                                                        Year ended December 31,
                                                              -------------------------------------------
                                                                     1999                      1998
                                                              ------------------        -----------------
Cash flows from operating activities:
 Net income (loss)                                            $          599,446        $         396,766
 Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
  Depreciation and amortization                                               --                  392,579
  Gain on sales of property                                             (590,563)                      --
  Decrease in investment income
     receivable                                                               --                    9,445
  Increase in deferred lease commission fee                              (24,061)                      --
  Increase (decrease) in operating liabilities                            39,529                  (28,411)
  Increase in property working capital                                   (98,826)                 (94,854)
                                                              ------------------        -----------------
     Net cash provided by (used in) operating activities                 (74,475)                 675,525
                                                              ------------------        -----------------

Cash flows from investing activities:
 Decrease in short-term investments, net                                      --                  586,822
 Net proceeds from sales of property                                   6,938,468                       --
 Reversal of deferred disposition fee                                         --                 (225,840)
                                                              ------------------        -----------------
    Net cash provided by investing activities                          6,938,468                  360,982
                                                              ------------------        -----------------

Cash flows from financing activities:
  Distributions to partners                                           (6,911,533)              (1,602,300)
                                                              ------------------        -----------------
     Net cash used in financing activities                            (6,911,533)              (1,602,300)
                                                              ------------------        -----------------

Net decrease in cash and cash equivalents                                (47,540)                (565,793)

Cash and cash equivalents:
 Beginning of year                                                       518,094                1,083,887
                                                              ------------------        -----------------

 End of year                                                  $          470,554        $         518,094
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

      The Managing General Partner of the Partnership is Second Income Corp., a wholly-owned subsidiary of AEW Real Estate Advisors, Inc. (the "Advisor"), formerly known as Copley Real Estate Advisors, Inc. ("Copley"). The associate general partner is ECOP Associates Limited Partnership, a Massachusetts limited partnership, the general partners of which are managing directors of AEW and/or officers of the Managing General Partner. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by the Advisor pursuant to an advisory contract.

      The Advisor is a wholly-owned subsidiary of AEW Capital Management L.P., a wholly-owned subsidiary of Nvest Companies, L.P. (the "Company"). On October 30, 2000, Paris-based CDC IXIS Asset Management ("CDCIAM") acquired the Company and its affiliated partnership, Nvest, L.P. (the "Acquisition"). Subsequently, the Company's name was changed to CDC IXIS Asset Management North America, LP. CDCIAM is the investment management arm of France's CDC IXIS, a subsidiary of Caisse des Depots Group ("CDC").

      The Acquisition was accomplished through CDCIAM's wholly owned subsidiary, CDC IXIS Asset Management US Corporation ("CDCIAM US Corp."), which has a 99% direct limited partnership interest in the Company and is the sole owner of the Company's 1% general partner, CDC IXIS Asset Management US, LLC.

      Prior to the Acquisition, the Company was owned by Nvest, L.P. ("Nvest"), a publicly traded limited partnership with an approximate 15 percent interest, and by private unitholders. The general partner of Nvest and the managing general partner of the Company was a wholly-owned subsidiary of Metropolitan Life Insurance Company ("MetLife"). In total, MetLife owned approximately 48% of the partnership units of the Company at October 30, 2000 (including those owned indirectly through ownership of Nvest units). Upon the consummation of the Acquisition on October 30, 2000, all unitholders received cash in exchange for each unit owned. Nvest, whose primary asset was its ownership of Nvest Companies' units, was merged with and into the Company on December 31, 2000, with the Company as the surviving entity.

Management

      The Advisor is entitled to receive stipulated fees from the Partnership in consideration of services performed in connection with the management of the Partnership and acquisition and disposition of Partnership investments in real property. Partnership management fees are 9% of distributable cash from operations, as defined, before deducting such fees. The Advisor is also reimbursed for expenses incurred in connection with administering the Partnership ($17,000 in 2000, 1999, and 1998 respectively). Acquisition fees were based on 3% of the gross proceeds from the offering and were paid at the time commitments were initially funded. Disposition fees are limited to the lesser of 3% of the selling price of the property, or 50% of the standard real estate commission customarily charged by an independent real estate broker. Payments of disposition fees are subject to the prior receipt by the limited partners of their capital contributions plus a stipulated return thereon. Based on the Partnership's returns to date and the sale of the Partnership's sole remaining real estate investment in February, 1999 (as discussed in Note 3), the Managing General Partner determined that previously accrued deferred disposition fees of $225,840 would not be paid and, accordingly, reversed such fees in 1998.

      New England Securities Corporation, an indirect subsidiary of Met Life, was engaged by the Partnership to act as its unit holder servicing agent. Fees and out-of-pocket expenses for such services totaled $4,376, $4,274 and $3,932 in 2000, 1999 and 1998, respectively.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidation Basis of Accounting

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

      Acquisition fees were capitalized as part of the cost of real estate investments. Amounts not related to land are being amortized using the straight-line method over the estimated useful lives of the underlying real property.

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

Deferred Disposition Fees

      According to the terms of the advisory contract, the Advisor is entitled to disposition fees related to sales of real estate investments. Payment of the fees, however, is contingent upon the limited partners' first receiving their capital, plus a stipulated return thereon. After the execution of a Purchase and Sale Agreement to dispose of the Partnership's sole remaining real property asset during the first quarter of 1999, the Managing General Partner determined that the stipulated return of the limited partners' original invested capital would not occur. As a result, previously accrued disposition fees payable to the Advisor totaling $225,840 ($6.89 per limited partnership unit) were recognized as other income in 1998.

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

NOTE 3 - ACCRUED EXPENSES FOR LIQUIDATION

      Accrued expenses for liquidation as of December 31, 2000 include estimates of costs to be incurred in carrying out the dissolution and liquidation of the Partnership. These costs include estimates of legal fees, accounting fees, tax preparation and filing fees and other professional services.

      During the year ended December 31, 1999 the Partnership incurred estimated costs to dissolve the Partnership. The provision for liquidation expenses was accordingly increased by an additional $81,136 at December 31, 2000 to reflect the revised estimates.

      The actual costs could vary from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution of the Partnership. The accrued expenses do not take into consideration possible litigation arising from the customary representations and warranties made as part of each sale. Such costs, if any, are unknown and are not estimable at this time.

NOTE 4 - INVESTMENT IN PROPERTY

      On February 26, 1999, the La Mirada property was sold for $7,150,000. The Partnership received net proceeds of $6,938,468, after closing costs, and recognized a gain of $590,563 ($17.84 per limited partnership unit). On April 29, 1999, the Partnership made a capital distribution of $6,519,322 ($198.96 per limited partnership unit) from the proceeds.

NOTE 5 - INCOME TAXES

      The Partnership's income (loss) for federal income tax purposes differs from that reported in the accompanying statement of operations as follows:

                                           Year ended December 31,
                                  -----------------------------------------
                                      2000           1999           1998
                                  -----------    -----------    -----------
Net income (loss) per
 financial statements             $   (51,296)   $   599,446    $   396,766
Timing differences:
  Rental revenue                           --          9,622       (261,165)
  Expenses                            (26,701)        72,435             --
  Depreciation and amortization            --        (24,126)       103,220
  Loss on sale of investments              --     (2,926,197)            --
                                  -----------    -----------    -----------
Taxable income (loss)             $   (77,997)   $(2,268,820)   $   238,821
                                  ===========    ===========    ===========

NOTE 6 - PARTNERS' CAPITAL

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

      Subsequent to December 31, 2000, the general partner funded $111,360 of capital to the partnership in accordance with the deficit restoration provisions of the partnership agreement.

                                  EXHIBIT INDEX

Exhibit                                                               Page
Number                                                                Number
------                                                                ------

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

                                             COPLEY REALTY INCOME PARTNERS 2;
                                             A LIMITED PARTNERSHIP



Date:  March 27, 2001                        By:  /s/ Alison L. Husid
                                                  --------------------------
                                                      Alison L. Husid
                                                      President of the
                                                      Managing General Partner


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                 Title                           Date
         ---------                                 -----                           ----
                                            President, Chief
 /s/     Alison L. Husid                    Executive Officer and               March 27, 2001
-------------------------                   Director of the Managing
         Alison L. Husid                    General Partner


 /s/     Pamela J. Herbst                   Vice President and                  March 27, 2001
---------------------------                 Director of the Managing
         Pamela J. Herbst                   General Partner


 /s/     J. Grant Monahon                   Vice President and                  March 27, 2001
---------------------------                 Director of the Managing
         J. Grant Monahon                   General Partner


/s/      James J. Finnegan                                                      March 27, 2001
---------------------------                 Vice President of the
         James J. Finnegan                  Managing General Partner


                                            Treasurer and Principal
/s/      Dana C. Spires                     Financial and Accounting
---------------------------                 Officer of the Managing             March 27, 2001
         Dana C. Spires                     General Partner